Form 10-Q
period 2021-06-30
NeuroPace Inc
filed 2021-08-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 9, 2021, there were approximately 24,296,259 shares of the registrant's common stock outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions described in “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
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

•our ability to manufacture our products in conformity with FDA requirements and with regulatory requirements of any foreign countries in which we may seek to do business;
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
You should read this Quarterly Report on Form 10-Q as well as the documents that we reference in, and have filed as exhibits to, this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$31,247	$26,390
Short-term investments	96,668	11,689
Accounts receivable	7,705	8,395
Inventory	6,965	6,909
Prepaid expenses and other current assets	3,814	1,179
Total current assets	146,399	54,562
Property and equipment, net	425	515
Restricted cash	122	366
Deferred offering costs	—	484
Other assets	23	23
Total assets	$146,969	$55,950
Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$968	$949
Accrued liabilities	6,642	6,603
Short-term debt	—	2,043
Total current liabilities	7,610	9,595
Deferred rent, noncurrent	1,092	1,301
Long-term debt	49,353	50,821
Redeemable convertible preferred stock warrant liability	—	369
Other liabilities	248	274
Total liabilities	58,303	62,360
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value - no shares authorized as of June 30, 2021 and 60,757,386 shares authorized as of December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and 16,614,178 shares issued and outstanding as of December 31, 2020, respectively (Liquidation value $0 and $227,755 as of June 30, 2021 and December 31, 2020, respectively)	—	141,422
Stockholders’ deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value - 200,000,000 shares and 74,636,348 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 24,294,708 and 314,096 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	24	—
Additional paid-in capital	493,626	239,826
Accumulated other comprehensive income	11	33
Accumulated deficit	(404,995)	(387,691)
Total stockholders’ deficit	88,666	(147,832)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$146,969	$55,950
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenue	$12,630	$7,640	$23,847	$17,615
Cost of goods sold	3,271	2,219	5,995	5,137
Gross profit	9,359	5,421	17,852	12,478
Operating expenses
Research and development	4,437	3,252	8,537	8,085
Selling, general and administrative	9,527	5,615	17,794	13,297
Total operating expenses	13,964	8,867	26,331	21,382
Loss from operations	(4,605)	(3,446)	(8,479)	(8,904)
Interest expense (includes $0 and $595 to related parties in the three months ended June 30, 2021 and 2020, respectively, and $0 and $1,056 to related parties in the six months ended June 30, 2021 and 2020, respectively)	(1,873)	(3,813)	(3,722)	(6,811)
Other income (expense), net	(2,016)	(1,534)	(5,103)	181
Net loss	$(8,494)	$(8,793)	$(17,304)	$(15,534)
Unrealized loss on available-for-sale debt securities	(22)	37	(22)	(4)
Comprehensive loss	$(8,516)	$(8,756)	$(17,326)	$(15,538)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(43.44)	$(1.93)	$(76.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,553,818	202,397	8,959,134	202,369
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(8,810)	(8,810)
Issuance of common stock pursuant to stock option exercises	—	—	156,538	—	4	—	—	4
Stock-based compensation	—	—	—	—	202	—	—	202
Balances as of March 31, 2021	16,614,178	141,422	470,634	—	240,032	33	(396,501)	(156,436)
Net loss	—	—	—	—	—	—	(8,494)	(8,494)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(22)	—	(22)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	95,770	—	4	—	—	4
Change in early exercise liability	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	1,103	—	—	1,103
Balances as of June 30, 2021	—	—	24,294,708	24	493,626	11	(404,995)	88,666

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2020	635,048	$73,568	202,121	$—	$234,290	$1	$(363,641)	$(129,350)
Net loss	—	—	—	—	—	—	(6,741)	(6,741)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(41)	—	(41)
Issuance of common stock pursuant to stock option exercises	—	—	131	—	6	—	—	6
Stock-based compensation	—	—	—	—	301	—	—	301
Balances as of March 31, 2020	635,048	73,568	202,252	—	234,597	(40)	(370,382)	(135,825)
Net loss	—	—	—	—	—	—	(8,793)	(8,793)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	37	—	37
Series B’ redeemable convertible preferred stock issuance costs	—	(117)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	290	—	—	290
Balances as of June 30, 2020	635,048	$73,451	202,252	$—	$234,887	$(3)	$(379,175)	$(144,291)
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(17,304)	$(15,534)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,305	591
Depreciation	142	164
Amortization of debt discount and issuance costs	142	2,533
Non-cash interest expense	438	1,502
PIK interest incurred but not paid on term loan	—	1,350
Inventory write-downs	162	251
Realized loss from sale of short-term investments	—	15
Change in fair value of redeemable convertible preferred stock warrant liability	5,236	—
Change in fair value of derivative instrument	—	(149)
Changes in operating assets and liabilities
Accounts receivable	690	(32)
Inventory	(218)	696
Prepaid expenses and other assets	(2,660)	210
Accounts payable	68	(418)
Accrued liabilities	521	(760)
Deferred rent	(472)	(179)
Net cash (used in) operating activities	(11,950)	(9,760)
Cash flows from investing activities
Acquisition of property and equipment	(52)	(16)
Proceeds from sale of short-term investments	—	6,300
Purchase of short-term investments	(85,000)	(6,755)
Net cash (used in) investing activities	(85,052)	(471)
Cash flows from financing activities
Issuance of common stock pursuant to stock option exercises	8	6
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	109,089	—
Payment of deferred offering costs	(3,392)	—
Payment of redeemable convertible preferred stock issuance costs	—	(117)
Repayment of debt	(4,090)	—
Proceeds from debt	—	4,049
Issuance of convertible notes, net of issuance costs (includes $0 and $11,867 from related parties in the six months ended June 30, 2021 and 2020, respectively)	—	12,535
Net cash provided by financing activities	101,615	16,473
Net increase in cash and cash equivalents	4,613	6,242
Cash, cash equivalents and restricted cash
Beginning of the period	26,756	4,123
End of the period	$31,369	$10,365
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$31,247	$9,999
Restricted cash	122	366
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Cash, cash equivalents and restricted cash in balance sheets	$31,369	$10,365

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,143	$1,392
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$4	$—
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
1.The Company
NeuroPace, Inc., or the Company, was incorporated in the state of Delaware on November 19, 1997. The Company is a commercial-stage medical device company that has developed the RNS System, the only commercially available brain-responsive neuromodulation system designed for treating medically refractory focal epilepsy by delivering personalized, real-time treatment at the seizure source. The Company began commercializing its products in the United States in 2014.
Initial Public Offering
On April 21, 2021, the Company’s registration statement on Form S-1 (File No. 333-254663) relating to its initial public offering, or IPO, of common stock became effective. The IPO closed on April 26, 2021, at which time the Company issued 6,900,000 shares of its common stock at a price of $17.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 900,000 additional shares. The Company received an aggregate of $117.3 million gross proceeds, before underwriting discounts and commissions and offering costs, and approximately $105.5 million in net proceeds after deducting $8.2 million in underwriting discounts and commissions and $3.6 million in offering costs.
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $405.0 million as of June 30, 2021. For the six months ended June 30, 2021 and 2020, the Company used $12.0 million and $9.8 million of cash in its operating activities, respectively. As of June 30, 2021, the Company had cash, cash equivalents and short-term investments of $127.9 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
The Company’s condensed financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these unaudited interim condensed financial statements.
In connection with the New Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles beginning in the year ended December 31, 2021 of $43.0 million and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional funds.
The COVID-19 pandemic is affecting business conditions in the industry in which the Company operates. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
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
All issued and outstanding shares of common stock and redeemable convertible preferred stock and related per share amounts contained in the accompanying financial statements have been retroactively revised to reflect the combined effect of these reverse stock splits for all periods presented.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021, or the final prospectus. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of June 30, 2021 and condensed results of operations for the three and six months ended June 30, 2021 and 2020 and condensed cash flows for the six months ended June 30, 2021 and 2020 have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
Use of Estimates
The preparation of unaudited interim condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgment when making estimates related to the valuation of its common stock and related stock-based compensation, the valuation of deferred tax assets and related valuation allowances, provision for excess and obsolete inventories, the valuation of derivative financial instruments and redeemable convertible preferred stock warrant liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and six months ended June 30, 2021 and 2020, there were no customers that represented 10% or more of revenue. As of June 30, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable.
The Company is subject to certain risks, including that its devices may not be approved or cleared or continue to be approved or cleared for marketing by governmental authorities or be successfully marketed for expanded indications. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and speed and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence upon third-party payors to provide adequate coverage and reimbursement, dependence on key personnel, single-source suppliers and vendors in connection with the manufacture of its products, concentration of Level 4 CECs and epileptologists, obtaining, maintaining, protecting, enforcing, and defending intellectual property rights and proprietary technology, product liability claims, legal proceedings, and compliance with government regulations.
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
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2020, $0.5 million of deferred offering costs were recorded on the condensed balance sheet. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity (deficit) as a reduction of additional paid-in capital. As of June 30, 2021, there were no deferred offering costs recorded on the condensed balance sheet.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of June 30, 2021 (in thousands):

	Fair Value as of June 30, 2021	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$25,188	$25,188	$—	$—
Fixed income mutual funds, included in short-term investments	96,668	96,668	—	—
Total	$121,856	$121,856	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021.
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
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	June 30,	December 31,
	2021	2020
Cost basis	$96,657	$11,656
Unrealized gain	11	33
Fair value	$96,668	$11,689
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2021	$369
Change in fair value included in other income (expense), net	5,236
Net exercise of redeemable convertible preferred stock warrants	$(5,605)
Fair value as of June 30, 2021	$—

Derivative Instrument
Fair value as of January 1, 2020	$4,719
Recognition of derivative instrument related to 2020 Convertible Notes	1,669
Change in fair value included in other income (expense), net	(149)
Fair value as of June 30, 2020	$6,239
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
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding for the purchase of redeemable convertible preferred stock as of June 30, 2021, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,692	$1,721
Work-in-process	1,285	1,487
Finished goods	3,988	3,701
Total	$6,965	$6,909
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery, equipment, furniture and fixtures	$3,560	$3,544
Computer equipment and software	2,766	2,730
Leasehold improvements	2,402	2,402
	8,728	8,676
Less: Accumulated depreciation	(8,303)	(8,161)
Property and equipment, net	$425	$515
Depreciation expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Payroll and related expenses	$5,200	$4,565
Inventory-raw materials	557	636
Professional fees	117	279
Deferred rent, current	404	666
Clinical trials	59	107
Other	305	350
	$6,642	$6,603
5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2024 and expiring on June 30, 2029. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
Rental payments range from $2.9 million to $3.3 million per year over the extended term of the lease. In April 2020, the Company amended the lease agreement to defer 50.0% of the rental payment for May and June 2020 of $0.3 million. The deferred rental payments accrued interest at an annual rate of 8.0% starting from October 1, 2020 and were paid in three equal monthly installments commencing on April 1, 2021.
Rent expense for the three months ended June 30, 2021 and 2020 was $0.7 million and $0.7 million, respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $1.4 million and $1.3 million, respectively. As of June 30, 2021 and December 31, 2020, $1.5 million and $2.0 million was recorded as deferred rent expense, respectively.
The Company’s future payments under the non-cancellable operating lease (in thousands) are as follows:

June 30, 2021
2021 (remaining six months)	$1,555
2022	3,172
2023	3,267
2024	1,666
Total	$9,660
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2021 and December 31, 2020.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual was required as of June 30, 2021 and December 31, 2020.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
6.Debt
2014 Term Loan
In November 2014, the Company entered into a Term Loan Agreement, as amended, for total borrowings of up to $40.0 million with Capital Royalty Partners II L.P. and its affiliates Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., or collectively, CRG. As of December 31, 2019, $40.0 million had been funded under this Term Loan Agreement, or the Term Loan. The Term Loan bore interest at a rate of 12.5% per year. Payments under the Term Loan were to be made quarterly with payment dates fixed at the end of each calendar quarter. Through September 30, 2017, the Company had the option to pay interest as follows: 8.0% per year paid in cash and 4.5% per year paid-in-kind, or PIK, by increasing the principal of the Term Loan.
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
In connection with the Term Loan, the Company paid total closing fees of $0.8 million and issued warrants to purchase 219 shares of its Series I redeemable convertible preferred stock at $1,866.80 per share. The initial fair value of the warrants was $0.3 million and resulted in a discount to the Term Loan, which was amortized to interest expense over the life of the loan using the effective interest method. Prior to 2020, these warrants were modified to be exercisable for 219 shares of common stock at $2.60 per share. Upon the closing of the IPO, warrants to purchase 219 shares of common stock net exercised to 185 shares of common stock.
In October 2019, the Term Loan Agreement was amended to extend the interest-only period through December 31, 2019. This amendment was accounted as a debt modification and the impact on the Term Loan’s effective interest rate was a decrease from 15.0% to 14.7%.
In February through June 2020, the Term Loan Agreement was amended to extend the interest-only period through June 30, 2020 and to allow the Company to pay such interest entirely in kind by adding it to the aggregate principal of the loan. The Company paid $1.4 million in interest due on March 31, 2020 in kind and paid $1.4 million in interest due on June 30, 2020 in cash. The amendments were accounted as a debt modification and the Term Loan’s effective interest rate was changed within 14.7% to 14.2% with each amendment.
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
2020 Term Loan
In September 2020, the Company entered into a new Term Loan Agreement with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60.0 million, or the New Term Loan, and borrowed $50.0 million. The remaining $10.0 million of the New Term Loan will be available to the Company for borrowing until March 31, 2022 if the Company achieves a revenue-based milestone in 2021.
The New Term Loan bears interest at a rate of 12.5% per year. Payments under the New Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. The New Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
due in one installment on September 30, 2025. The New Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of June 30, 2021, the New Term Loan had an annual effective interest rate of 15.66% per year.
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
The Company paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method. Also, the Company issued warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs (see Note 8).
During the three and six months ended June 30, 2021, the Company recorded interest expense related to deferred financing and debt issuance costs of the New Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the New Term Loan was $1.9 million and $3.7 million during the three and six months ended June 30, 2021, respectively.
As of June 30, 2021, future minimum payments for the New Term Loan are as follows (in thousands):

New Term Loan
2021 (remaining six months)	$3,194
2022	6,337
2023	6,337
2024	6,354
2025	59,740
Total	81,962
Less: Unamortized debt discount and issuance cost	(1,293)
Less: Unaccreted backend fee	(4,381)
Less: Interest	(26,935)
Total future minimum payments	$49,353

Paycheck Protection Program
In April 2020, the Company received $4.0 million from a federal Small Business Administration loan under the Paycheck Protection Program, or the PPP Loan. The note bore interest at 1.0% per year on the outstanding principal amount and had a maturity date 24 months from the date of the note. No payments were due for the six-month period beginning on the date of the note. Payments of principal and interest were due over the following 18 months. The Small Business Administration modified the PPP Loan such that monthly payments of principal and interest were due from September 2021 through April 2022. In April 2021, the Company repaid its entire obligation under the PPP Loan amounting to $4.1 million, including principal of $4.0 million and interest of less than $0.1 million, using the proceeds from its IPO.
2019 and 2020 Convertible Notes
In March and September 2019, Company issued convertible notes to certain investors for aggregate proceeds of $21.3 million, or the 2019 Convertible Notes. In January and March 2020, the Company raised $7.1 million and $5.4 million, respectively, through the sale and issuance of additional convertible notes, or the 2020 Convertible Notes. The 2019 and 2020 Convertible Notes were subordinated to the Term Loan, bore interest on the outstanding principal amount at the rate of 8.0% per year, and had a maturity date of December 31, 2020.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Upon the consummation of an equity financing with aggregate proceeds to the Company of not less than $18 million, or the Qualified Financing, the outstanding principal balance of the 2019 and 2020 Convertible Notes and accrued but unpaid interest would convert into shares of capital stock issued in such Qualified Financing at a conversion price equal to 85% of the issuance price per share of such capital stock in such Qualified Financing. In the event the Company consummated, while the 2019 and 2020 Convertible Notes remained outstanding, an equity financing that did not constitute a Qualified Financing, then the majority holders had the option to treat such equity financing as a Qualified Financing. If the Company did not complete a Qualified Financing prior to the maturity date while the 2019 and 2020 Convertible Notes remained outstanding, the holders of the notes could elect to convert the outstanding principal and unpaid accrued interest into the Company’s Series A’ redeemable convertible preferred stock at a conversion price of $116.35 per share.
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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. The interest expense for the three months ended June 30, 2020 was $2.2 million, consisting of $1.5 million of contractual interest expense and $0.7 million amortization of debt discount arising from separation of the embedded derivative instrument. The interest expense for the six months ended June 30, 2020 was $3.6 million, consisting of $2.4 million of contractual interest expense and $1.2 million amortization of debt discount arising from separation of the embedded derivative instrument.
For the six months ended June 30, 2020, $10.3 million of convertible notes were issued to related parties. The interest expense of convertible notes issued to related parties for the three and six months ended June 30, 2020 was $0.6 million and $1.1 million, respectively.
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
7.Redeemable Convertible Preferred Stock
In August 2020, the Company amended its Certificate of Incorporation, pursuant to which the Company had two series of redeemable convertible preferred stock, designated as Series A’ and Series B’. In August 2020, the Company issued 7,599,720 shares of Series B’ redeemable convertible preferred stock at $4.3423 per share for gross proceeds of $33.0 million. In connection with the issuance of Series B’ redeemable convertible preferred stock, all

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
outstanding convertible notes of $33.9 million and accrued unpaid interest of $2.5 million were converted into 8,379,410 shares of Series B’ redeemable convertible preferred stock at such price.
As of December 31, 2020, the redeemable convertible preferred stock comprised (in thousands, except per share and share amounts):

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
Dividends
The holders of redeemable convertible preferred stock were entitled to receive dividends, out of any assets legally available therefore, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of $4.6540 per share per annum on each outstanding share of Series A’ redeemable convertible preferred stock and $0.3474 per share per annum on each outstanding share of Series B’ redeemable convertible preferred stock, payable when, as and if declared by the Board of Directors. Such dividends would not have been cumulative and if less than the full amount of dividends payable on the redeemable convertible preferred stock had been declared and paid, any such payments would have been made ratably among the holders of the redeemable convertible preferred stock in proportion to the total amount each holder would be entitled to receive if the full amount of dividends payable on the redeemable convertible preferred stock had been declared. No dividends have been declared to date.
Liquidation
In the event of any liquidation, dissolution or winding up of the Company, the holders of the Company’s Series B’ redeemable convertible preferred stock would have been entitled to receive, prior to any distribution of the Company’s assets to the holders of Series A’ redeemable convertible preferred stock and common stock, an amount per share equal to (i) as of and following August 19, 2020 (the “Initial Closing” of Series B’ redeemable convertible preferred stock), and prior to, at the Company’s election, the earlier of (a) the date the Company’s cash balance fell below $4.0 million and (b) March 31, 2022 (the “Deferred Closing”), 2.75 times $4.3423 per share for each share of Series B’ redeemable convertible preferred stock, and (ii) as of and following the date of the Deferred Closing, either (x) 2.75 times $4.3423 per share if the Company’s actual cash-burn between the Initial Closing and December 31, 2021 had been 110% or less of the Company’s business plan cash-burn for such time period as approved by the Board of Directors, or (y) otherwise 3 times $4.3423, for each share of Series B’ redeemable convertible preferred stock, plus declared but unpaid dividends.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Conversion
The Company’s redeemable convertible preferred stock was convertible into shares of common stock at the option of a holder on a one-for-one basis with the conversion ratio subject to standard antidilutive adjustments, such as stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like. The initial conversion price was $4.3423 and $58.1750 per share of Series B’ and Series A’ redeemable convertible preferred stock, respectively. Each share of Series A’ redeemable convertible preferred stock was convertible into shares of common stock immediately upon the date specified by written consent or written agreement of the holders of a majority of the outstanding shares of Series A’ redeemable convertible preferred stock. Each share of Series B’ redeemable convertible preferred stock was convertible into shares of common stock immediately upon (A) the date specified by written consent or written agreement of the holders of a majority of the outstanding shares of Series B’ redeemable convertible preferred stock and the Requisite Significant New Holders (as defined below) and (B) any firm commitment underwritten public offering approved by two new investors that have committed to the investment of an aggregate of $7,499,900 or more (each, a “Significant Investor”) in the Initial Closing and the Deferred Closing combined (such two Significant Investors, together, the “Requisite Significant New Holders”).
Voting Rights
The holders of redeemable convertible preferred stock had the right to one vote for each share of common stock into which such redeemable convertible preferred stock could then have been converted. With respect to such vote, the holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock, would have been entitled to notice of any stockholders’ meeting in accordance with the bylaws of the Company, and would have been entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock have the right to vote.
Redemption and Balance Sheet Classification
The redeemable convertible preferred stock was recorded within mezzanine equity because, while it was not mandatorily redeemable, it would have become redeemable at the option of the holders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control.
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
The Series B’ Warrants would terminate at the earlier of the ten year anniversary from the issuance date, the closing of the Company’s IPO or Liquidation of the Company. These warrants had a net exercise provision under which their holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Series B’ Warrants contained provisions for adjustment of the

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The fair value of the Series B’ Warrants on the date of issuance of $0.6 million was recorded as a debt discount. The Series B’ Warrants had a fair value of $0.4 million as of December 31, 2020. Upon the closing of the IPO, the Series B’ Warrants were net exercised to 213,941 shares of Series B’ convertible preferred stock and subsequently converted into common stock on a one-to-one basis. The Company remeasured the Series B’ Warrants to fair value upon the closing of the IPO, which was $5.6 million on April 26, 2021. The fair value of the Series B’ Warrants was valued as an intrinsic value of net exercised common stock on April 26, 2021, as according to Series B’ Warrants agreements the Series B’ Warrants were to be automatically exercised upon the IPO and the expected term of the Series B’ Warrants was zero immediately before the closing of the IPO. Upon the closing of the IPO, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.
The change in fair value of $2.1 million and $5.2 million during the three and six months ended June 30, 2021, respectively, was recorded as a component of other income (expense), net in the statements of operations and comprehensive loss.
The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option pricing model:

December 31,
2020
Stock price	$3.43
Expected term (in years)	9.7
Expected volatility	39.0%
Weighted average risk-free interest rate	0.91%
Dividend yield	—%

9.Common Stock
The Company’s Certificate of Incorporation, as amended in April 2021, authorized the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2021 and December 31, 2020, no dividends had been declared.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of June 30, 2021 and December 31, 2020, the Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2021	2020
Conversion of Series A’ redeemable convertible preferred stock	—	635,048
Conversion of Series B’ redeemable convertible preferred stock	—	15,979,130
Outstanding options under the 2009 Plan	—	6
Outstanding options under the 2020 Plan	—	2,835,265
Options available for future grant under the 2020 Plan	—	818,889
Outstanding options under the 2021 Plan	3,108,859	—
Options available for future grant under the 2021 Plan	2,707,406	—
Outstanding restricted stock units under the 2021 Plan	529,156	—
Common stock available for ESPP	580,000	—
Redeemable convertible preferred stock warrants issued and outstanding	—	346,823
Common stock warrants issued and outstanding	—	219
Total	6,925,421	20,615,380
10.Stock-Based Incentive Compensation Plans
A summary of stock option activity for the six months ended June 30, 2021 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2021	818,889	2,835,265	$0.03	9.57
Authorized	2,900,000
Retired	(485,581)
Options granted	(566,375)	566,375	$13.20
Options exercised		(252,308)	$0.04
Options cancelled	40,473	(40,473)	$0.03
Balances at June 30, 2021	2,707,406	3,108,859	$2.43	9.33
Vested and exercisable at June 30, 2021		788,247	$0.25	9.09
Vested and expected to vest at June 30, 2021		3,108,859	$2.43	9.33
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Equity Incentive Plan, or the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2021 and December 31, 2020, there were 206,581 and 30,802 shares of common stock issued pursuant to early exercised options and subject to repurchase, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at the price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 580,000 shares of common stock reserved for issuance under the ESPP. As of June 30, 2021, total accumulated ESPP related employee payroll deductions amounted to $0.3 million, which were included within accrued payroll and related expenses in the consolidated balance sheets. For the three months ended June 30, 2021, the Company recognized $0.2 million in stock-based compensation expense related to the ESPP. As of June 30, 2021, the unrecognized compensation cost for the ESPP was $0.7 million.

Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	529,156	$23.65
Unvested, June 30, 2021	529,156	$23.65
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$31	$4	$41	$9
Research and development	309	95	346	195
Selling, general and administrative	763	191	918	387
Total stock-based compensation	$1,103	$290	$1,305	$591
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and restricted stock units	$923	$290	$1,125	$591
ESPP	180	—	180	—
Total stock-based compensation	$1,103	$290	$1,305	$591
As of June 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $14.2 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.7 years.
As of June 30, 2021, the Company had unrecognized stock-based compensation expense relating to the 2021 Employee Stock Purchase Plan, or ESPP, awards of approximately $0.7 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 and 2020 as it has incurred net losses since inception. In addition, the net deferred tax assets

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2020.
12.Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(8,494)	$(8,793)	$(17,304)	$(15,534)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	17,553,818	202,397	8,959,134	202,369
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(43.44)	$(1.93)	$(76.76)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2021	2020
Redeemable convertible preferred shares	—	635,048
Options to purchase common stock	3,108,859	175,384
Unvested early exercised common stock options	206,581	70
Shares committed under ESPP	35,613	—
Unvested restricted stock units	529,156	—
2019 and 2020 Convertible Notes*	—	—
Total Shares	3,880,209	810,502
______________
*As of June 30, 2020, the conversion of the 2019 and 2020 Convertible Notes into redeemable convertible preferred stock was dependent on the outstanding loan balance including accrued interest and the per share conversion price (see Note 6). Due to these factors, the number of shares of convertible preferred stock issuable upon conversion of the convertible notes was not determinable.
13.    Related Parties
Covidien Group S.a.r.l., an indirect wholly-owned subsidiary of Medtronic, plc, became a holder of more than five percent of the Company’s capital stock in August 2020. Pursuant to the terms of a cross-license with Medtronic, the Company made royalty payments of approximately $0.1 million during both the three months ended June 30, 2021 and 2020, and $0.2 million during both the six months ended June 30, 2021 and 2020.
Also see Note 6 for additional related party transactions related to the 2019 and 2020 Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, or patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of June 30, 2021, over 3,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. Over time, we plan to seek indication expansion more broadly for use across the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts are focused on the comprehensive epilepsy centers, or Level 4 CECs, that facilitate appropriate care for drug-resistant epilepsy patients, including procedures for implantation of epilepsy neuromodulation devices such as our RNS System. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as both the number of Level 4 CECs and the number of epilepsy specialists increase, and as more patients are referred to these CECs. In addition, the current model of our RNS System has an average battery life of approximately eight years, which, through the sale of replacement neuromodulation devices, provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and increase the number of drug-resistant patients referred to Level 4 CECs without significant salesforce expansion.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of June 30, 2021, commercial payors have written positive coverage policies that address approximately 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2021, we had an accumulated deficit of $405.0 million, cash, cash equivalents and short-term marketable debt securities of $127.9 million, and $49.4 million of outstanding term loans, net of debt discount and issuance costs. In January and March 2020, we raised $7.1 million and $5.4 million, respectively, through the sale and issuance of additional convertible notes, or the 2020 Convertible Notes. In August 2020, we received $33.0 million in gross proceeds by issuing and selling 7,599,720 shares of our Series B’ convertible preferred stock at a price of $4.3423 per share. In addition, in connection with the Series B’ offering, all of our outstanding convertible notes were converted into 8,379,410 shares of Series B’ convertible preferred stock.
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
On April 21, 2021, we completed our initial public offering of our common stock, or IPO, in which we issued and sold an aggregate of 6,900,000 shares of common stock (inclusive of 900,000 shares pursuant to the exercise by the underwriters of their option) at a price of $17.00 per share for aggregate cash proceeds of approximately $105.5 million, net of underwriting discounts and commissions and offering costs. The sale and issuance of 6,900,000 shares in the IPO closed on April 26, 2021. Upon the closing of the IPO on April 26, 2021, all outstanding shares of redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.
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
We believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months.
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
The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant our RNS System, and we expect the pandemic will continue to negatively impact our business, financial condition and results of operations. Beginning in March 2020, our net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures, including because patients feared potential exposure. Many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic and to protect patient health. The decrease in hospital admission rates and elective surgeries reduced the demand for elective procedures, including implantation of our RNS System. In addition, hospitals delayed or cancelled admissions for epilepsy diagnostic evaluations which we believe has reduced and will continue to temporarily reduce our patient pipeline.
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
While our hospital customers began to gradually perform elective epilepsy procedures again during the second half of 2020, we saw another reduction in these procedures in late 2020 and through parts of 2021. Although the growth of our business has slowed during the pandemic and we cannot give any assurance that the growth of our business will stabilize, we believe the recovery of our business beginning in the second half of 2020 is an encouraging sign. We believe the following key indicators are contributing to the stabilization of our business:
•Strong physician participation in our virtual educational events;
•Expansion into new accounts;
•A significant patient pipeline;
•Hospitals accepting patients for elective procedures and diagnostic evaluations at closer to normal levels.
Despite certain encouraging signs of recovery of our business, we believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to impact our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. While there was an increase in sales of our RNS System beginning in the second half of 2020 compared to the first half of 2020 when the COVID-19 pandemic was at its peak, and continuing in the first half of 2021, we have experienced variability in RNS procedures along with periodic spikes in COVID-19 cases. As a result, we cannot provide assurance that the recent increase in sales of our RNS System is indicative of future results or that we will not experience additional negative impacts associated with COVID-19, which could be significant. We believe that we may see fluctuations in RNS System procedures as the impact of COVID-19 continues. In addition, due to the pandemic, our patient pipeline may be reduced temporarily due to a delay in the diagnostic evaluations that are used to identify appropriate patients for our RNS System. Further, once the pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and procedures to be performed at hospitals for a variety of medical conditions and, as a result, patients seeking treatment with our RNS System may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations throughout the remainder of and following the end of the pandemic. We may also experience temporary seasonality, particularly in the third quarter, as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in RNS procedures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact, among others.
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
Change in Procedure Mix Due to Longer Device Replacement Cycle
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of approximately eight years, twice as long as the battery life of our prior neurostimulator model. The longer battery life results in fewer replacement procedures over a patient’s life time, providing a significant benefit to the patient. Revenue from sales of our RNS System for replacement procedures represented approximately 27% of our total revenue for the six months ended June 30, 2021 and approximately 32% of our total revenue for the year ended December 31, 2020. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$12,630	$7,640	$4,990	65%
Cost of goods sold	3,271	2,219	1,052	47%
Gross profit	9,359	5,421	3,938	73%
Operating expenses
Research and development	4,437	3,252	1,185	36%
Selling, general and administrative	9,527	5,615	3,912	70%
Total operating expenses	13,964	8,867	5,097	57%
Loss from operations	(4,605)	(3,446)	(1,159)	34%
Interest expense	(1,873)	(3,813)	1,940	(51)%
Other income (expense), net	(2,016)	(1,534)	(482)	31%
Net loss	$(8,494)	$(8,793)	$299	(3)%
Revenue
Revenue increased by $5.0 million, or 65%, to $12.6 million during the three months ended June 30, 2021, compared to $7.6 million during the three months ended June 30, 2020. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. All of our revenue was generated from sales in the United States.

Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.1 million, or 47%, to $3.3 million during the three months ended June 30, 2021, compared to $2.2 million during the three months ended June 30, 2020. The increase was primarily due to growth in sales volume, partially offset by ongoing efforts to lower our manufacturing costs. Cost of goods sold in the three months ended June 30, 2020 was impacted by unfavorable manufacturing variances from lower production in the three months ended June 30, 2020 as a result of the COVID-19 pandemic. Our gross margin increased from 71.0% for the three months ended June 30, 2020 to 74.1% for the three months ended June 30, 2021 primarily due to lower fixed costs per unit as a result of the increased production volume.
Research and Development Expenses
Research and development expenses increased by $1.2 million, or 36%, to $4.4 million during the three months ended June 30, 2021, compared to $3.3 million during the three months ended June 30, 2020. The increase in research and development expenses was primarily due to an increase of $0.9 million in payroll and personnel-related expenses, an increase of $0.3 million in costs associated with our clinical studies, and an increase of $0.2 million in product development costs, including contractors, materials, and technical equipment. The increases were partially offset by a decrease of $0.2 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities. The increases in research and development expenses were primarily due to our COVID-19 pandemic-related cost reduction efforts in the three months ended June 30, 2020 and our ongoing recovery efforts in the three months ended June 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.9 million, or 70%, to $9.5 million during the three months ended June 30, 2021, compared to $5.6 million during the three months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to an increase of $2.2 million in payroll and personnel-related expenses primarily due to the adoption of new and updated incentive programs, an increase of $1.1 million in general and administrative costs including expenses for operating as a public company, an increase of $0.4 million in sales, field support and marketing costs, including travel, contractors, advertising, and marketing collateral expenses as a result of our COVID-19 pandemic-related recovery efforts in the three months ended June 30, 2021, and an increase of $0.2 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities.
Interest Expense
Interest expense decreased by $1.9 million, or 51%, to $1.9 million during the three months ended June 30, 2021, compared to $3.8 million during the three months ended June 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Other Income (Expense), net
Other income (expense), net increased by $0.5 million to ($2.0) million during the three months ended June 30, 2021, compared to ($1.5) million during the three months ended June 30, 2020, which was primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability of ($2.1) million in the three months ended June 30, 2021, compared to an increase in the fair value of derivative instrument of ($1.6) million in the three months ended June 30, 2020.
Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue	$23,847	$17,615	$6,232	35%
Cost of goods sold	5,995	5,137	858	17%
Gross profit	17,852	12,478	5,374	43%
Operating expenses
Research and development	8,537	8,085	452	6%
Selling, general and administrative	17,794	13,297	4,497	34%
Total operating expenses	26,331	21,382	4,949	23%
Loss from operations	(8,479)	(8,904)	425	(5)%
Interest expense	(3,722)	(6,811)	3,089	(45)%
Other income (expense), net	(5,103)	181	(5,284)	NM
Net loss	$(17,304)	$(15,534)	$(1,770)	11%
NM = Not meaningful
Revenue
Revenue increased by $6.2 million, or 35%, to $23.8 million during the six months ended June 30, 2021, compared to $17.6 million during the six months ended June 30, 2020. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.9 million, or 17%, to $6.0 million during the six months ended June 30, 2021, compared to $5.1 million during the six months ended June 30, 2020. The increase was primarily due to growth in sales volume, partially offset by ongoing efforts to lower our manufacturing costs. Cost of goods sold in the six months ended June 30, 2020 was impacted by unfavorable manufacturing variances from lower production in the six months ended June 30, 2020 as a result of the COVID-19 pandemic. Our gross margin increased from 70.8% for the six months ended June 30, 2020 to 74.9% for the six months ended June 30, 2021 primarily due to lower fixed costs per unit as a result of the increased production volume.
Research and Development Expenses
Research and development expenses increased by $0.5 million, or 6%, to $8.5 million during the six months ended June 30, 2021, compared to $8.1 million during the six months ended June 30, 2020. The increase in research and development expenses was primarily due to an increase of $0.4 million in payroll and personnel-related expenses,an increase of $0.3 million in costs associated with our clinical studies, and an increase of $0.2 million in product development costs, including contractors, materials, and technical equipment. The increases were offset in part by a decrease of $0.5 million in allocated facility and other expenses.The increases in research and development expenses were primarily due to our COVID-19 pandemic-related cost reduction efforts in the six months ended June 30, 2020 and our ongoing recovery efforts in the six months ended June 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.5 million, or 34%, to $17.8 million during the six months ended June 30, 2021, compared to $13.3 million during the six months ended June 30, 2020. The increase in selling, general and administrative expenses was primarily due to an increase of $2.9 million in payroll and personnel-related expenses primarily due to the adoption of new and updated incentive programs and variable compensation expense due to increased sales, and an increase of $1.8 million in general and administrative costs related to operating as a public company. The increases were offset in part by a decrease of $0.3 million in sales and field support costs including travel related expenses, which was primarily due to our pre-COVID-19 sales and field support activities followed by our COVID-19 pandemic-related cost reduction efforts in the six months ended June 30, 2020 and our ongoing recovery efforts in the six months ended June 30, 2021.
Interest Expense
Interest expense decreased by $3.1 million, or 45%, to $3.7 million during the six months ended June 30, 2021, compared to $6.8 million during the six months ended June 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Other Income (Expense), net
Other income (expense), net decreased by $5.3 million to ($5.1) million during the six months ended June 30, 2021, compared to $0.2 million during the six months ended June 30, 2020, which was primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability of ($5.2) million in the six months ended June 30, 2021, compared to a decrease in the fair value of derivative instrument of $0.1 million in the six months ended June 30, 2020.

Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of June 30, 2021, we had cash, cash equivalents and short-term marketable debt securities of $127.9 million, an accumulated deficit of $405.0 million, and $49.4 million outstanding under the New Term Loan, net of debt discount and issuance costs. In January and March 2020, we received $7.1 million and $5.4 million, respectively, in gross proceeds through the sale and issuance of the 2020 Convertible Notes. In August 2020, we received $33.0 million in gross proceeds from the sale and issuance of our Series B’ convertible preferred stock. In September 2020, we entered into the New Term Loan for total borrowings of up to $60 million and borrowed $50 million. We used the proceeds from the New Term Loan to repay principal of $44.1 million, interest of $1.3 million and fees of $2.2 million due under the outstanding Term Loan. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
2014 Term Loan
In November 2014, we entered into a Term Loan Agreement, as amended, for total borrowings of up to $40.0 million with Capital Royalty Partners II L.P. and its affiliates. As of December 31, 2019, $40.0 million had been funded under this Term Loan Agreement, or the Term Loan. The Term Loan bore interest at a rate of 12.5% per year. Payments under the Term Loan were to be made quarterly with payment dates fixed at the end of each calendar quarter, or the Payment Dates. Through September 30, 2017, we had the option to pay interest as follows: 8.0% per annum paid in cash and 4.5% per annum paid-in-kind, or PIK, by increasing the principal of the loan.
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
In connection with the Term Loan, we paid total closing fees of $0.8 million and issued warrants to purchase 219 shares of our Series I convertible preferred stock at $1,866.80 per share. The initial fair value of the warrants was $0.3 million and resulted in a discount to the Term Loan, which was amortized to interest expense over the life of the loan using the effective interest method. Prior to 2020, these warrants were modified to be exercisable for 219 shares of common stock at $2.60 per share. Upon the closing of the IPO, warrants to purchase 219 shares of common stock net exercised to 185 shares of common stock.

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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. Interest expense for the three months ended June 30, 2020 was $2.2 million, consisting of $1.5 million of contractual interest expense and $0.7 million amortization of debt discount arising from separation of the embedded derivative instrument. Interest expense for the six months ended June 30, 2020 was $3.6 million, consisting of $2.4 million of contractual interest expense and $1.2 million amortization of debt discount arising from separation of the embedded derivative instrument.
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
Paycheck Protection Program
In April 2020, we received $4.0 million from a federal Small Business Administration loan under the Paycheck Protection Program. The note bore interest at 1.0% per year on the outstanding principal amount and had a maturity date 24 months from the date of the note. Payments of principal and interest were due from September 2021 through April 2022. In April 2021, we repaid our entire obligation under the PPP Loan amounting to $4.1 million, including principal of $4.0 million and interest of less than $0.1 million, using the proceeds from our IPO.
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
As of June 30, 2021, we had cash, cash equivalents and short-term marketable debt securities of $127.9 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the six months ended June 30, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(11,950)	$(9,760)
Investing activities	(85,052)	(471)
Financing activities	101,615	16,473
Net increase in cash and cash equivalents	$4,613	$6,242
Cash Flows Used in Operating Activities
Net cash used in operating activities was $12.0 million for the six months ended June 30, 2021. Cash used in operating activities was primarily a result of the net loss of $17.3 million, adjusted for non-cash charges of $7.4 million and change in operating assets and liabilities of $2.1 million. The non-cash charges primarily consisted of $5.2 million in change in the fair value of redeemable convertible preferred stock warrant liability, $0.4 million of non-cash interest expense related to our term loans, and $1.3 million of stock-based compensation. The change in operating assets and liabilities was due to an increase in prepaid expenses and other assets of $2.7 million primarily due to the timing of payments to our vendors offset in part by a decrease in accounts receivable of $0.7 million primarily due to more timely payments by our customers.
Net cash used in operating activities was $9.8 million for the six months ended June 30, 2020. Cash used in operating activities was primarily a result of the net loss of $15.5 million, adjusted for non-cash charges of $6.3 million and change in operating assets and liabilities of $0.5 million. The non-cash charges primarily consisted of $1.5 million of non-cash interest expense related to our term loans and convertible notes, $1.4 million in PIK interest incurred but not paid on term loans, and $2.5 million of amortization of debt discount and issuance costs. The change in operating assets and liabilities was due to a decrease in accrued liabilities of $2.2 million, offset by a decrease in inventories of $0.7 million, and an increase in accounts payable of $1.0 million. The decrease in accrued liabilities and increase in accounts payable was primarily the result of the timing of payments to our vendors.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $85.1 million for the six months ended June 30, 2021, which primarily consisted of purchases of marketable debt securities of $85.0 million.
Net cash used in investing activities was $0.5 million for the six months ended June 30, 2020, which consisted of purchases of marketable debt securities of $6.8 million, which amounts were partially offset by proceeds from sale of marketable debt securities of $6.3 million.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $101.6 million for the six months ended June 30, 2021, which primarily relates to receipt of proceeds from our IPO of $109.1 million, partially offset by payment of deferred offering costs of $3.4 million and repayment of debt obligations of $4.1 million under the PPP Loan.
Net cash provided by financing activities was $16.5 million for the six months ended June 30, 2020, which primarily relates to proceeds of $12.5 million from the issuance of convertible notes and proceeds of $4.0 million from the PPP Loan.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of June 30, 2021, as compared to those disclosed in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 23, 2021 and the notes to the unaudited condensed financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on April 23, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term marketable debt securities of $127.9 million and $38.1 million, respectively, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
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
Management’s Plan to Remediate the Material Weakness
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls, as well as more formal accounting policies. These improvements to our internal control infrastructure were ongoing during the preparation of our financial statements for the three and six months ended June 30, 2021. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above for the three and six months ended June 30, 2021. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk and uncertainty. You should carefully read, consider, and evaluate the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Results of Operations,”our financial statements and related notes, and our other disclosures and filings. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment.
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
The global spread of the COVID-19 pandemic, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy and negatively impacted our business. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect continued, lingering, and far-reaching adverse impacts to our business, results of operations, financial condition, and liquidity, but cannot accurately predict at this time the extent of the future potential impacts.
Multiple states and local jurisdictions have imposed and continue to maintain government orders and restrictions for their residents to control the spread and ameliorate the impact of COVID-19. Additionally, the Centers for Disease Control and Prevention, or the CDC, and other federal agencies have and may continue to issue additional requirements and guidance relative to actions to be taken by individuals and corporations to reduce the spread of COVID-19. Such orders or restrictions, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, continue to result in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellation of events, among other effects. The states in which our RNS System is made, manufactured, distributed, sold, or implanted are and may continue to be in varying stages of addressing the COVID-19 pandemic. We continue to monitor our operations and government mandates. Our primary operations are in Mountain View, California, and as a result of various shelter-in-place and quarantine orders issued by Santa Clara Country and the State of California starting in March 2020, most of our Mountain View-based employees have been telecommuting during the pandemic, which has impacted and may continue to impact certain of our operations over the near and long term. Similar restrictions and orders in other states have limited the ability of our remote sales force to work with physicians and hospitals during the pandemic, which has further impacted and may continue to impact certain of our operations, including our sales process, over the near and long term.
Certain U.S. governmental authorities and certain hospitals have recommended, and in certain cases required, that various elective procedures, including implant procedures for our RNS System, be suspended or canceled to avoid nonessential patient exposure to medical environments and potential infection with COVID-19 and to focus limited healthcare resources and personnel capacity toward the treatment of COVID-19 patients. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic procedures. These actions have resulted in an adverse impact to our ability to sell our RNS System to new and existing customers, customer adoption of our RNS System, and customer use of our RNS System. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. Our sales were particularly negatively impacted in the second quarter of 2020, and while we saw a significant upswing in sales in the third quarter of 2020, in part as a result of procedures completed on the backlog of patients that were not treated during the slowdown in procedures in the second quarter of 2020, there has been a dramatic increase in COVID-19 infections and deaths in the fourth quarter of 2020 and in 2021, which resulted in further adverse impact to sales of our RNS System, which we expect to continue through 2021. Additional impact on the sales of our RNS System may come by way of seasonality, as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in both preimplantation diagnostic procedures as well as RNS implant and replacement procedures.
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
Limited supplies of vaccines, including booster shots, personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including implant procedures for our RNS System.
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

Mistakes and mishandling may occur, which can affect supply and delivery. As a result, our dependence on third-party, including single source, suppliers, subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, financial condition, and results of operations, including:
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
The implant procedure for our RNS System and the ongoing patient care provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. Our ability to increase sales of our RNS System depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the United States), managed care organizations, and private health insurers. Third-party payors decide which treatments they will cover and establish reimbursement rates for those treatments. We do not bill any third-party payors for our RNS System. Instead, we invoice healthcare providers for our RNS System and the cost is bundled into the reimbursement received by healthcare providers for the procedures in which our RNS System is used.
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
As of June 30, 2021, we had 159 employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Manufacturers of medical devices have a history of price competition, and we can give no assurance that we will be able to maintain satisfactory prices for our RNS System at the levels we have historically achieved. The pricing of our products could be impacted by several factors, including pressure to reduce prices by our customers due to a decline in the amount that third-party payors reimburse for implant procedures using our RNS System for clinicians providing ongoing patient care. A decline in the amount that third-party payors reimburse our customers for ongoing patient care could also make it difficult for programming centers to conduct ongoing patient support without a corresponding reduction in prices for our products. If we are forced to lower or are unable to increase the price we charge for our RNS System, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business and results of operations.
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
We may find it necessary or prudent to acquire or obtain licenses to intellectual property or proprietary rights held by third parties that we may identify as necessary or important to our business operations. However, we may be unable to acquire or secure such licenses to any or all intellectual property or proprietary rights from third parties that we identify as necessary for our RNS System or any future products we may develop. The acquisition or licensing of third-party intellectual property or proprietary rights is a competitive area, and our competitors may pursue strategies to acquire or license third party intellectual property or proprietary rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third party intellectual property or proprietary rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully acquire or license required third-party intellectual property or proprietary rights or maintain the existing licenses to intellectual property rights we have, we may have to spend time and resources to develop intellectual property ourselves or abandon development of the relevant product, both of which could harm our business, financial condition and results of operations.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2021 and 2020, we reported net losses of $17.3 million and $15.5 million, respectively. As a result of these losses, as of June 30, 2021, we had an accumulated deficit of approximately $405.0 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a new Term Loan Agreement, or the New Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of June 30, 2021, we have drawn $50 million and the remainder may be drawn only if we meet certain financial thresholds. The New Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. If we fail to comply with the covenants or payments specified in the New Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the New Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2021 and 2020, our net cash used in operating activities was $12.0 million and $9.8 million, respectively. As of June 30, 2021, we had $127.9 million of cash, cash equivalents and short-term investments and $7.6 million in current liabilities.
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
As of June 30, 2021, we had a total of approximately 24,294,708 shares outstanding of common stock. All of our executive officers and directors and the holders of substantially all the shares of our capital stock not acquired as part of our recent initial public offering are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, stock options and other securities convertible into, exchangeable for, or exercisable for our common stock during the period ending on October 19, 2021 subject to specified exceptions. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. All of our shares will become eligible for sale after the lock-up agreements expire, of which 15,962,901 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of June 30, 2021, there were approximately 6,925,421 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of June 30, 2021 and including the shares sold in our recent initial public offering, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 65.71% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
•the timing of customer orders or scheduling of implants using our products and the number of available selling days in any quarterly period, which can be impacted by holidays, vacations, the mix of products sold and the geographic mix of where products are sold, including any related foreign currency impact;
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
During the three months ended June 30, 2021, we issued to certain officers and employees an aggregate of 92,165 shares of our common stock upon the exercise of options under our 2020 Stock Plan at a weighted average exercise price of $0.05 per share.
In April 2021, we granted to certain employees, options to purchase an aggregate of 53,067 shares of common stock pursuant to our 2020 Stock Plan at an exercise price of $16.00 per share.
In April 2021, we granted to certain directors options to purchase an aggregate of 130,188 shares of common stock pursuant to our 2021 Equity Incentive Plan at an exercise price equal to our initial public offering price of $17.00 per share.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 promulgated under Section 39b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
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
The net proceeds to us after deducting underwriting discounts and commissions of $8.2 million and net offering expenses of approximately $3.9 million were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
10.1	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.2	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.3	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.4	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 12, 2021.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)