Form 10-Q
period 2021-09-30
NeuroPace Inc
filed 2021-11-10
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 9, 2021, there were approximately 24,314,002 shares of the registrant's common stock outstanding.

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
•regulatory developments in the United States and in any foreign countries in which we may seek to do business;
•our ability to retain regulatory approval for our products or obtain regulatory approval for updates to our products, or new products or indications in the United States and in any foreign countries in which we may seek to do business;
•our research and development for existing products and new products;
•our reliance on third-party suppliers for product components, some of which are single source suppliers;

•our ability to manufacture our products in conformity with FDA requirements and with regulatory requirements of any foreign countries in which we may seek to do business;
•our ability to predict product performance;
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

NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$26,633	$26,390
Short-term investments	96,701	11,689
Accounts receivable	6,611	8,395
Inventory	7,162	6,909
Prepaid expenses and other current assets	3,383	1,179
Total current assets	140,490	54,562
Property and equipment, net	624	515
Restricted cash	122	366
Deferred offering costs	—	484
Other assets	21	23
Total assets	$141,257	$55,950
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,254	$949
Accrued liabilities	7,420	6,603
Short-term debt	—	2,043
Total current liabilities	8,674	9,595
Deferred rent, noncurrent	1,041	1,301
Long-term debt	49,582	50,821
Redeemable convertible preferred stock warrant liability	—	369
Other liabilities	248	274
Total liabilities	59,545	62,360
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value - no shares authorized as of September 30, 2021 and 60,757,386 shares authorized as of December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and 16,614,178 shares issued and outstanding as of December 31, 2020, respectively (Liquidation value $0 and $227,755 as of September 30, 2021 and December 31, 2020, respectively)	—	141,422
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value - 200,000,000 shares and 74,636,348 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 24,307,898 and 314,096 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	24	—
Additional paid-in capital	494,733	239,826
Accumulated other comprehensive income	33	33
Accumulated deficit	(413,078)	(387,691)
Total stockholders’ equity (deficit)	81,712	(147,832)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$141,257	$55,950
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Revenue	$10,339	$12,771	$34,186	$30,386
Cost of goods sold	2,832	3,196	8,827	8,333
Gross profit	7,507	9,575	25,359	22,053
Operating expenses
Research and development	4,329	3,691	12,866	11,776
Selling, general and administrative	9,421	7,050	27,215	20,347
Total operating expenses	13,750	10,741	40,081	32,123
Loss from operations	(6,243)	(1,166)	(14,722)	(10,070)
Interest expense (includes $0 and $203 to related parties in the three months ended September 30, 2021 and 2020, respectively, and $0 and $1,258 to related parties in the nine months ended September 30, 2021 and 2020, respectively)	(1,826)	(2,792)	(5,548)	(9,603)
Other income (expense), net	(14)	(168)	(5,117)	13
Net loss	$(8,083)	$(4,126)	$(25,387)	$(19,660)
Unrealized gain on available-for-sale debt securities	22	4	—	—
Comprehensive loss	$(8,061)	$(4,122)	$(25,387)	$(19,660)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(19.26)	$(1.81)	$(96.02)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,101,399	202,408	14,061,958	202,382
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(8,810)	(8,810)
Issuance of common stock pursuant to stock option exercises	—	—	156,538	—	4	—	—	4
Stock-based compensation	—	—	—	—	202	—	—	202
Balances as of March 31, 2021	16,614,178	141,422	470,634	—	240,032	33	(396,501)	(156,436)
Net loss	—	—	—	—	—	—	(8,494)	(8,494)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(22)	—	(22)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	95,770	—	4	—	—	4
Change in early exercise liability	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	1,103	—	—	1,103
Balances as of June 30, 2021	—	—	24,294,708	24	493,626	11	(404,995)	88,666
Net loss	—	—	—	—	—	—	(8,083)	(8,083)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	22	—	22
Issuance of common stock pursuant to stock option exercises	—	—	13,190	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,107	—	—	1,107
Balances as of September 30, 2021	—	$—	24,307,898	$24	$494,733	$33	$(413,078)	$81,712

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2020	635,048	$73,568	202,121	$—	$234,290	$1	$(363,641)	$(129,350)
Net loss	—	—	—	—	—	—	(6,741)	(6,741)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(41)	—	(41)
Issuance of common stock pursuant to stock option exercises	—	—	131	—	6	—	—	6
Stock-based compensation	—	—	—	—	301	—	—	301
Balances as of March 31, 2020	635,048	73,568	202,252	—	234,597	(40)	(370,382)	(135,825)
Net loss	—	—	—	—	—	—	(8,793)	(8,793)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	37	—	37
Series B’ redeemable convertible preferred stock issuance costs	—	(117)	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	290	—	—	290
Balances as of June 30, 2020	635,048	73,451	202,252	—	234,887	(3)	(379,175)	(144,291)
Net loss	—	—	—	—	—	—	(4,126)	(4,126)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	4	—	4
Issuance of Series B’ redeemable convertible preferred stock, net of issuance costs of $1,187	7,599,720	31,813	—	—	—	—	—	—
Conversion of convertible notes into Series B' redeemable convertible preferred stock	8,379,410	36,386	—	—	4,148	—	—	4,148
Reduction of Series A' redeemable convertible preferred stock liquidation value	—	(228)	—	—	—	—	228	228
Stock-based compensation	—	—	—	—	301	—	—	301
Balances as of September 30, 2020	16,614,178	$141,422	202,252	$—	$239,336	$1	$(383,073)	$(143,736)
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(25,387)	$(19,660)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,412	892
Depreciation	217	241
Amortization of debt discount and issuance costs	200	5,337
Non-cash interest expense	608	1,350
PIK interest incurred but not paid on term loan	—	(4,081)
Inventory write-downs	185	546
Realized loss from sale of short-term investments	—	15
Change in fair value of redeemable convertible preferred stock warrant liability	5,236	—
Change in fair value of derivative instrument	—	(149)
Loss on extinguishment of convertible notes	—	182
Changes in operating assets and liabilities
Accounts receivable	1,784	(2,038)
Inventory	(438)	896
Prepaid expenses and other assets	(2,227)	212
Accounts payable	259	45
Accrued liabilities	1,296	933
Other liabilities	—	317
Deferred rent	(519)	(223)
Net cash (used in) operating activities	(16,374)	(15,185)
Cash flows from investing activities
Acquisition of property and equipment	(230)	(16)
Proceeds from sale of short-term investments	—	6,300
Purchase of short-term investments	(85,012)	(7,005)
Net cash (used in) investing activities	(85,242)	(721)
Cash flows from financing activities
Issuance of common stock pursuant to stock option exercises	8	6
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	109,089	—
Payment of deferred offering costs	(3,392)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	31,696
Repayment of debt	(4,090)	(42,121)
Proceeds from debt	—	54,047
Payment of debt issuance costs	—	(854)
Issuance of convertible notes, net of issuance costs (includes $0 and $11,867 from related parties in the nine months ended September 30, 2021 and 2020, respectively)	—	12,514
Net cash provided by financing activities	101,615	55,288
Net increase in cash and cash equivalents	(1)	39,382
Cash, cash equivalents and restricted cash
Beginning of the period	26,756	4,123
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

End of the period	$26,755	$43,505
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$26,633	$43,139
Restricted cash	122	366
Cash, cash equivalents and restricted cash in balance sheets	$26,755	$43,505

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,740	$2,813
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$4	$—
Purchase of property and equipment included in accounts payable	$97	$—
Conversion of convertible notes and accrued interest into preferred stock	$—	$34,113
Extinguishment of derivative liability	$—	$6,239
Issuance of redeemable convertible preferred stock warrants in connection with the New Term Loan	$—	$550
Unpaid debt issuance costs included in accounts payable and accrued liabilities	$—	$94
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
Initial Public Offering
On April 21, 2021, the Company’s registration statement on Form S-1 (File No. 333-254663) relating to its initial public offering, or IPO, of common stock became effective. The IPO closed on April 26, 2021, at which time the Company issued 6,900,000 shares of its common stock at a price of $17.00 per share, which included the issuance of shares in connection with the exercise by the underwriters of their option to purchase up to 900,000 additional shares. The Company received an aggregate of $117.3 million in gross proceeds, before underwriting discounts and commissions and offering costs, and approximately $105.5 million in net proceeds after deducting $8.2 million in underwriting discounts and commissions and $3.6 million in offering costs.
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $413.1 million as of September 30, 2021. For the nine months ended September 30, 2021 and 2020, the Company used $16.4 million and $15.2 million of cash in its operating activities, respectively. As of September 30, 2021, the Company had cash, cash equivalents and short-term investments of $123.3 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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
The COVID-19 pandemic is affecting business conditions in the industry in which the Company operates. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. A similar

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
decrease occurred in the third quarter of 2021, as hospitals responded to new COVID-19 variants, including the Delta variant. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
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
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2020 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021, or the final prospectus. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2021 and condensed results of operations for the three and nine months ended September 30, 2021 and 2020 and condensed cash flows for the nine months ended September 30, 2021 and 2020 have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and nine months ended September 30, 2021 and 2020, there were no customers that represented 10% or more of revenue. As of September 30, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable.
The Company is subject to certain risks, including that its devices may not be approved or cleared or continue to be approved or cleared for marketing by governmental authorities or be successfully marketed for expanded indications. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and speed and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence on healthcare providers to prescribe initial implants and replacements, dependence upon third-party payors to provide adequate coverage and reimbursement, dependence on key personnel, single-source suppliers and vendors in connection with the manufacture of its products, concentration of Level 4 CECs and epileptologists, obtaining, maintaining, protecting, enforcing, and defending intellectual property rights and proprietary technology, product liability claims, legal proceedings, and compliance with government regulations.
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
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2020,

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
$0.5 million of deferred offering costs were recorded on the condensed balance sheet. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity (deficit) as a reduction of additional paid-in capital. As of September 30, 2021, there were no deferred offering costs recorded on the condensed balance sheet.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five year period and has a total budget of over $9.3 million. Funding is approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million. Approval of funds for years two through five is subject to the completion of certain milestones.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of September 30, 2021, $57,000 of qualifying expenses have been incurred, all of which have been funded by the NIH.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset, or ROU, and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of this ASU. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delays the adoption dates for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company will adopt Topic 842 effective January 1, 2022 using a modified retrospective method and will not restate comparative periods. Based on an analysis of its current portfolio of leases, the Company expects to recognize a ROU asset and lease liability for the Company’s facility lease. The Company is completing its evaluation of the key drivers, such as the discount rate, in the measurement of the ROU asset and lease liability and the quantitative impact that adoption will have on the financial statements in the future.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of September 30, 2021 (in thousands):

	Fair Value as of September 30, 2021	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$25,312	$25,312	$—	$—
Fixed income mutual funds, included in short-term investments	96,701	96,701	—	—
Total	$122,013	$122,013	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021.
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
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	September 30,	December 31,
	2021	2020
Cost basis	$96,668	$11,656
Unrealized gain	33	33
Fair value	$96,701	$11,689
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2021	$369
Change in fair value included in other income (expense), net	5,236
Net exercise of redeemable convertible preferred stock warrants	$(5,605)
Fair value as of September 30, 2021	$—

Derivative Instrument
Fair value as of January 1, 2020	$4,719
Recognition of derivative instrument related to 2020 Convertible Notes	1,669
Change in fair value included in other income (expense), net	(149)
Extinguishment of derivative instrument	$(6,239)
Fair value as of September 30, 2020	$—
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
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding for the purchase of redeemable convertible preferred stock as of September 30, 2021, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,596	$1,721
Work-in-process	1,467	1,487
Finished goods	4,099	3,701
Total	$7,162	$6,909
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery, equipment, furniture and fixtures	$3,688	$3,544
Computer equipment and software	2,912	2,730
Leasehold improvements	2,402	2,402
	9,002	8,676
Less: Accumulated depreciation	(8,378)	(8,161)
Property and equipment, net	$624	$515

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $0.2 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Payroll and related expenses	$5,618	$4,565
Inventory-raw materials	340	636
Professional fees	164	279
Deferred rent, current	407	666
Clinical trials	—	107
Other	891	350
Total accrued liabilities	$7,420	$6,603

5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. The terms of the facility lease provide for rental payments on

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Rent expense for the three months ended September 30, 2021 and 2020 was $0.7 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $2.1 million and $2.0 million, respectively. As of September 30, 2021 and December 31, 2020, $1.4 million and $2.0 million was recorded as deferred rent expense, respectively.
The Company’s future payments under the non-cancellable operating lease (in thousands) are as follows:

September 30, 2021
2021 (remaining three months)	$777
2022	3,172
2023	3,267
2024	1,666
Total	$8,882

Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. The Company may, from time to time, be subject to claims or be required to defend actions related to its indemnification obligations.
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2021 and December 31, 2020.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of September 30, 2021 and December 31, 2020.
Legal Proceedings
The Company is, and from time to time may become, involved in legal proceedings. The Company may also pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. Due to the uncertainty of litigation

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially affect our business, results of operations, financial position, or cash flows. The nature of the loss contingencies relating to claims that have been asserted against us are described below.
On October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 5:21-cv-8136, against the Company and its board of directors. The complaint alleges various claims related to the Company’s reverse stock splits and seeks, among other relief, damages and attorney’s fees. No estimates of possible losses or range of losses with respect to this action can be made at this time. The Company believes there is no merit to these allegations and intends to vigorously defend itself against this action.
6.Debt
2014 Term Loan
In November 2014, the Company entered into a Term Loan Agreement, as amended, with Capital Royalty Partners II L.P. and its affiliates for total borrowings of up to $40.0 million. As of December 31, 2019, $40.0 million had been funded under this Term Loan Agreement, or the Term Loan. The Term Loan bore interest at a rate of 12.5% per year. Payments under the Term Loan were to be made quarterly with payment dates fixed at the end of each calendar quarter.
The Term Loan was interest-only through September 30, 2019. Following the interest-only period, principal payments were to be made in equal installments at the end of the next four calendar quarters, with the final payment due on September 30, 2020. The Term Loan included a fee upon repayment of the loan equal to 5% of the aggregate principal amount being repaid. The Company ratably accreted the fee over the life of the loan.
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
In February through June 2020, the Term Loan Agreement was amended to extend the interest-only period through June 30, 2020 and to allow the Company to pay interest entirely in kind by adding it to the aggregate principal of the loan. The Company paid $1.4 million in interest due on March 31, 2020 in kind and paid $1.4 million in interest due on June 30, 2020 in cash. The amendments were accounted as a debt modification and the Term Loan’s effective interest rate was changed within 14.7% to 14.2% with each amendment.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The New Term Loan bears interest at a rate of 12.5% per year. Payments under the New Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. The New Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The New Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of September 30, 2021, the New Term Loan had an annual effective interest rate of 15.66% per year.
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
During the three months ended September 30, 2021 and 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of the New Term Loan of $0.1 million and less than $0.1 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of the New Term Loan of $0.2 million and less than $0.1 million, respectively.
Interest expense on the New Term Loan was $1.9 million and $0.1 million during the three months ended September 30, 2021 and 2020, respectively. Interest expense on the New Term Loan was $5.5 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, future minimum payments for the New Term Loan are as follows (in thousands):

New Term Loan
2021 (remaining three months)	$1,597
2022	6,337
2023	6,337
2024	6,354
2025	59,740
Total	80,365
Less: Unamortized debt discount and issuance cost	(1,229)
Less: Unaccreted backend fee	(4,190)
Less: Interest	(25,364)
New Term Loan	$49,582

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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. The interest expense for the three months ended September 30, 2020 was $1.0 million, consisting of $0.2 million of contractual interest expense and $0.8 million amortization of debt discount arising from separation of the embedded derivative instrument. The interest expense for the nine months ended September 30, 2020 was $4.6 million, consisting of $1.4 million of contractual interest expense and $3.2 million amortization of debt discount arising from separation of the embedded derivative instrument.
For the nine months ended September 30, 2020, $10.3 million of convertible notes were issued to related parties. The interest expense on convertible notes issued to related parties for the three and nine months ended September 30, 2020 was $0.2 million and $1.3 million, respectively.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
7.    Redeemable Convertible Preferred Stock
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
If, upon the occurrence of such event, the assets and funds thus distributed among the holders of redeemable convertible preferred stock would have been insufficient to permit the payment to such holders of the full amounts, then the entire assets and funds of the Company legally available for distribution would have been distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount each such holder was otherwise entitled to receive.
After full payment to the holders of Series B’ redeemable convertible preferred stock, the holders of Series A’ redeemable convertible preferred stock would have been entitled to receive, prior to any distribution of the Company’s assets to the holders of common stock, an amount per share equal to $58.1750 per share for each share of redeemable convertible preferred stock plus declared but unpaid dividends. If, upon the occurrence of such event, the assets and funds thus distributed among the holders of redeemable convertible preferred stock would have been insufficient to permit the payment to such holders of the full amounts, then the entire assets and funds of the Company legally available for distribution would have been distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount each such holder was otherwise entitled to receive.
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
Conversion
The Company’s redeemable convertible preferred stock was convertible into shares of common stock at the option of a holder on a one-for-one basis with the conversion ratio subject to standard antidilutive adjustments, such as stock splits, stock dividends, combinations, subdivisions, recapitalizations or the like. The initial conversion price was $4.3423 and $58.1750 per share of Series B’ and Series A’ redeemable convertible preferred stock, respectively. Each share of Series A’ redeemable convertible preferred stock was convertible into shares of common stock immediately upon the date specified by written consent or written agreement of the holders of a majority of the outstanding shares of Series A’ redeemable convertible preferred stock. Each share of Series B’ redeemable convertible preferred stock was convertible into shares of common stock immediately upon (A) the date specified by written consent or written agreement of the holders of a majority of the outstanding shares of Series B’ redeemable convertible preferred stock and the Requisite Significant New Holders (as defined below) and (B) any firm commitment underwritten public offering approved by two new investors that had committed to the investment of an aggregate of $7,499,900 or more (each, a “Significant Investor”) in the Initial Closing and the Deferred Closing combined (such two Significant Investors, together, the “Requisite Significant New Holders”).
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
8.    Redeemable Convertible Preferred Stock Warrant Liability

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
On September 24, 2020, in connection with entering into the New Term Loan Agreement, the Company issued CRG Partners IV L.P. and its affiliates warrants to purchase 346,823 shares of Series B’ redeemable convertible preferred stock at an exercise price of $6.51339 per share, or the Series B’ Warrants, which was accounted as debt issuance costs.
The Series B’ Warrants would terminate at the earlier of the ten year anniversary from the issuance date, the closing of the Company’s IPO or Liquidation of the Company. These warrants had a net exercise provision under which their holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Series B’ Warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
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
The change in fair value of $0 and $5.2 million during the three and nine months ended September 30, 2021, respectively, was recorded as a component of other income (expense), net in the statements of operations and comprehensive loss.
The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option pricing model:

December 31,
2020
Stock price	$3.43
Expected term (in years)	9.7
Expected volatility	39.0%
Weighted average risk-free interest rate	0.91%
Dividend yield	—%

9.    Common Stock
The Company’s Certificate of Incorporation, as amended in April 2021, authorized the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2021 and December 31, 2020, no dividends had been declared.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of September 30, 2021 and December 31, 2020, the Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2021	2020
Conversion of Series A’ redeemable convertible preferred stock	—	635,048
Conversion of Series B’ redeemable convertible preferred stock	—	15,979,130
Outstanding options under the 2009 Plan	—	6
Outstanding options under the 2020 Plan	—	2,835,265
Options available for future grant under the 2020 Plan	—	818,889
Outstanding options under the 2021 Plan	3,089,821	—
Options available for future grant under the 2021 Plan	2,713,254	—
Outstanding restricted stock units under the 2021 Plan	552,304	—
Common stock available for ESPP	580,000	—
Redeemable convertible preferred stock warrants issued and outstanding	—	346,823
Common stock warrants issued and outstanding	—	219
Total	6,935,379	20,615,380
10.    Stock-Based Incentive Compensation Plans
A summary of stock option activity for the nine months ended September 30, 2021 is set forth below:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2021	818,889	2,835,265	$0.03	9.57
Authorized	2,900,000
Retired	(485,581)
Options granted	(577,144)	577,144	$13.35
Options exercised		(265,498)	$0.03
Options cancelled	57,090	(57,090)	$0.64
Balances at September 30, 2021	2,713,254	3,089,821	$2.50	9.07
Vested and exercisable at September 30, 2021		869,981	$0.48	8.83
Vested and expected to vest at September 30, 2021		3,089,821	$2.50	9.07
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Equity Incentive Plan, or the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2021 and December 31, 2020, there were 192,741 and 30,802 shares of common stock issued pursuant to early exercised options and subject to repurchase, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. There were 580,000 shares of common stock reserved for issuance under the ESPP. As of September 30, 2021, total accumulated ESPP related employee payroll deductions amounted to $0.8 million, which were included within accrued payroll and related expenses in the consolidated balance sheets.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	566,050	$23.49
Cancelled	(13,746)	$23.79
Unvested, September 30, 2021	552,304	$23.48
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$93	$5	$134	$14
Research and development	348	97	694	292
Selling, general and administrative	666	199	1,584	586
Total stock-based compensation	$1,107	$301	$2,412	$892
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and restricted stock units	$714	$301	$1,839	$892
ESPP	393	—	573	—
Total stock-based compensation	$1,107	$301	$2,412	$892
As of September 30, 2021, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $17.3 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.5 years.
As of September 30, 2021, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.2 years.
11.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2021 and 2020 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,083)	$(4,126)	$(25,387)	$(19,660)
Reduction of Series A' redeemable convertible preferred stock liquidation value	—	228	—	228
Net loss attributable to common stockholders	$(8,083)	$(3,898)	$(25,387)	$(19,432)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	24,101,399	202,408	14,061,958	202,382
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(19.26)	$(1.81)	$(96.02)
In connection with issuance of Series B’ redeemable convertible preferred stock, the Company amended the terms of the existing Series A’ redeemable convertible preferred stock and reduced the liquidation preference of Series A’ redeemable convertible preferred stock from $116.350 to $58.175. The reduction of Series A’ redeemable convertible preferred stock liquidation preference was accounted for as an extinguishment with $0.2 million recognized as extinguishment gain in accumulated deficit in the quarter ended September 30, 2020. The extinguishment gain reduced the net loss attributable to common stockholders for the three and nine months ended September 30, 2020.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2021	2020
Redeemable convertible preferred shares	—	16,614,178
Options to purchase common stock	3,089,821	172,853
Unvested early exercised common stock options	192,741	57
Shares committed under ESPP	57,514	—
Unvested restricted stock units	552,304	—
Redeemable convertible preferred stock warrants	—	346,823
Total Shares	3,892,380	17,133,911

13.    Related Parties
Covidien Group S.a.r.l., an indirect wholly-owned subsidiary of Medtronic, plc, became a holder of more than five percent of the Company’s capital stock in August 2020. Pursuant to the terms of a cross-license with Medtronic, the Company made royalty payments of approximately $0.1 million during both the three months ended September 30, 2021 and 2020, and $0.3 million during both the nine months ended September 30, 2021 and 2020.
Also see Note 6 for additional related party transactions related to the 2019 and 2020 Convertible Notes.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, or patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of September 30, 2021, over 3,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue to seek indication expansion more broadly to reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States over time and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts are focused on the comprehensive epilepsy centers, or Level 4 CECs, that facilitate appropriate care for drug-resistant epilepsy patients, including procedures for implantation of epilepsy neuromodulation devices such as our RNS System. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as both the number of Level 4 CECs and the number of epilepsy specialists increase, and as more patients are referred to these CECs. In addition, the sale of replacement neuromodulation devices when the battery in our RNS neurostimulator approaches end of service provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and increase the number of drug-resistant patients referred to Level 4 CECs without significant salesforce expansion.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of September 30, 2021, commercial payors have written positive coverage policies that address approximately 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2021, we had an accumulated deficit of $413.1 million, cash, cash equivalents and short-term marketable debt securities of $123.3 million, and $49.6 million of outstanding term loans, net of debt discount and issuance costs. In January and March 2020, we raised $7.1 million and $5.4 million, respectively, through the sale and issuance of additional convertible notes, or the 2020 Convertible Notes. In August 2020, we received $33.0 million in gross proceeds by issuing and selling 7,599,720 shares of our Series B’ convertible preferred stock at a price of $4.3423 per share. In addition, in connection with the Series B’ offering, all of our outstanding convertible notes were converted into 8,379,410 shares of Series B’ convertible preferred stock.
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
The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant our RNS System, delaying and decreasing epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as creating increased vacation demand as a result of loosening travel restrictions and hospital staffing shortages, and we expect the pandemic will continue to negatively impact our business, financial condition and results of operations. Beginning in March 2020, our net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures, including because patients feared potential exposure. Many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources in view of the pandemic and to protect patient health. The decrease in hospital admission rates and elective surgeries reduced the demand for elective procedures, including implantation of our RNS System. In addition, hospitals delayed or cancelled admissions for epilepsy diagnostic evaluations which we believe has reduced and will continue to temporarily reduce our patient pipeline.
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
While our hospital customers began to gradually perform elective epilepsy procedures again during the second half of 2020, we saw another reduction in these procedures in late 2020 and through parts of 2021, including in the third quarter due to the rise in COVID-19 Delta variant cases, increased vacation demand and hospital staffing shortages. Although the growth of our business has slowed during the pandemic and we cannot give any assurance that the growth of our business will stabilize, we believe the recovery of our business beginning in the second half of 2020 through the first half of 2021 is an encouraging sign.
We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to impact our revenue and negatively impact our business, financial condition and results of operations while the pandemic continues. While there was an increase in sales of our RNS System beginning in the second half of 2020 compared to the first half of 2020 when the COVID-19 pandemic was at its peak, and continuing in the first half of 2021, we continue to experience variability in RNS procedures along with periodic spikes in COVID-19 cases. As a result, we cannot provide assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. We believe that we may see fluctuations in RNS System procedures as the impact of COVID-19 continues. In addition, due to the pandemic, our patient pipeline may be reduced temporarily due to a delay in the diagnostic evaluations that are used to identify appropriate patients for our RNS System. Further, once the pandemic subsides, there may be a substantial backlog of patients seeking appointments with physicians and procedures to be performed at hospitals for a variety of medical conditions and, as a result, patients seeking treatment with our RNS System may have to navigate limited provider capacity. We believe this limited provider and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations throughout the remainder of and following the end of the pandemic. We experienced unusual seasonality in the third quarter and may experience seasonality in the future as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in RNS procedures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact, among others.
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
Change in Procedure Mix Due to Longer Device Replacement Cycle
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device is currently indicated for an average battery life of approximately eight years, twice as long as the battery life of our prior neurostimulator model. Following further assessment to review efficiencies and effectiveness of our products, we believe that our current device has an estimated battery life of approximately eleven years, which results in even fewer replacement procedures over a patient’s lifetime and provides an even further benefit to the patient. We have recently submitted labeling changes to the FDA that if approved will allow us to claim the longer battery life. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin.
Components of Our Results of Operations
Revenue
We derive substantially all our revenue from sales of our RNS System to hospital facilities (typically Level 4 CECs) that implant our RNS System. We currently deliver our RNS System to a hospital on the date of the scheduled procedure. There is no commitment to purchase our RNS System until the delivery of the product; the procedure may be canceled at any time.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenue	$10,339	$12,771	$(2,432)	(19)%
Cost of goods sold	2,832	3,196	(364)	(11)%
Gross profit	7,507	9,575	(2,068)	(22)%
Operating expenses
Research and development	4,329	3,691	638	17%
Selling, general and administrative	9,421	7,050	2,371	34%
Total operating expenses	13,750	10,741	3,009	28%
Loss from operations	(6,243)	(1,166)	(5,077)	435%
Interest expense	(1,826)	(2,792)	966	(35)%
Other income (expense), net	(14)	(168)	154	(92)%
Net loss	$(8,083)	$(4,126)	$(3,957)	96%
Revenue
Revenue decreased by $2.4 million, or 19%, to $10.3 million during the three months ended September 30, 2021, compared to $12.8 million during the three months ended September 30, 2020. The decrease in revenue was primarily due to a decrease in the number of units sold for initial and replacement implant procedures in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Initial implant revenue was $7.8 million in the three months ended September 30, 2021, a 15% decrease from $9.2 million in the prior year period. Initial implant revenue was significantly affected by reduced procedure volume due to the combined negative impact of the COVID-19 Delta variant and increased patient and provider vacations early in the quarter. Replacement implant revenue was $2.5 million in the three months ended September 30, 2021, a 31% decrease compared to the prior year period. This reduction in replacement implant revenue was expected due to the longer replacement cycle of our newer device. All of our revenue was generated from sales in the United States.

Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.4 million, or 11%, to $2.8 million during the three months ended September 30, 2021, compared to $3.2 million during the three months ended September 30, 2020. The decrease was primarily due to the reduction in units sold. Cost of goods sold in the three months ended September 30, 2020 was favorably impacted by cost reductions as a result of the COVID-19 pandemic. Our gross margin decreased from 75.0% for the three months ended September 30, 2020 to 72.6% for the three months ended September 30, 2021, primarily due to an increase in certain costs as our manufacturing operations returned to pre-COVID levels following COVID-19 related disruptions in 2020.
Research and Development Expenses
Research and development expenses increased by $0.6 million, or 17%, to $4.3 million during the three months ended September 30, 2021, compared to $3.7 million during the three months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase of $0.1 million in payroll and personnel-related expenses, an increase of $0.4 million in costs associated with our clinical studies, and an increase of $0.2 million in product development costs, including contractors, materials, and technical equipment. The increases in research and development expenses were primarily due to our COVID-19 pandemic-related cost reduction efforts in the three months ended September 30, 2020 and our ongoing recovery efforts in the three months ended September 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.4 million, or 34%, to $9.4 million during the three months ended September 30, 2021, compared to $7.1 million during the three months ended September 30, 2020. The increase in selling, general and administrative expenses was primarily due to an increase of $0.3 million in payroll and personnel-related expenses primarily due to the adoption of new and updated incentive programs, an increase of $1.3 million in general and administrative costs including expenses for operating as a public company, an increase of $0.6 million in sales, field support and marketing costs, including travel, contractors, advertising, and marketing collateral expenses as a result of our COVID-19 pandemic-related recovery efforts in the three months ended September 30, 2021, and an increase of $0.2 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities.
Interest Expense
Interest expense decreased by $1.0 million, or 35%, to $1.8 million during the three months ended September 30, 2021, compared to $2.8 million during the three months ended September 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Other Income (Expense), net
Other income (expense), net increased by $0.2 million to less than ($0.1) million during the three months ended September 30, 2021, compared to ($0.2) million during the three months ended September 30, 2020, which was primarily due to an increase in the fair value of the derivative instrument of ($0.2) million in the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenue	$34,186	$30,386	$3,800	13%
Cost of goods sold	8,827	8,333	494	6%
Gross profit	25,359	22,053	3,306	15%
Operating expenses
Research and development	12,866	11,776	1,090	9%
Selling, general and administrative	27,215	20,347	6,868	34%
Total operating expenses	40,081	32,123	7,958	25%
Loss from operations	(14,722)	(10,070)	(4,652)	46%
Interest expense	(5,548)	(9,603)	4,055	(42)%
Other income (expense), net	(5,117)	13	(5,130)	NM
Net loss	$(25,387)	$(19,660)	$(5,727)	29%
NM = Not meaningful
Revenue
Revenue increased by $3.8 million, or 13%, to $34.2 million during the nine months ended September 30, 2021, compared to $30.4 million during the nine months ended September 30, 2020. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Revenue from sales of our RNS System for replacement procedures represented approximately 26% of our total revenue for the nine months ended September 30, 2021 as compared to approximately 33% for the nine months ended September 30, 2020. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.5 million, or 6%, to $8.8 million during the nine months ended September 30, 2021, compared to $8.3 million during the nine months ended September 30, 2020. The increase was primarily due to growth in sales volume. Cost of goods sold in the nine months ended September 30, 2020 was impacted by unfavorable manufacturing variances from lower production in the nine months ended September 30, 2020 as a result of the COVID-19 pandemic. Our gross margin increased from 72.6% for the nine months ended September 30, 2020 to 74.2% for the nine months ended September 30, 2021 primarily due to lower fixed costs per unit as a result of the increased production volume.
Research and Development Expenses
Research and development expenses increased by $1.1 million, or 9%, to $12.9 million during the nine months ended September 30, 2021, compared to $11.8 million during the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to an increase of $0.5 million in payroll and personnel-related expenses, and an increase of $0.7 million in costs associated with our clinical studies. The increases were offset in part by a decrease of $0.2 million in allocated facility and other expenses. The increases in research and development expenses were primarily due to our COVID-19 pandemic-related cost reduction efforts in the nine months ended September 30, 2020 and our ongoing recovery efforts in the nine months ended September 30, 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $6.9 million, or 34%, to $27.2 million during the nine months ended September 30, 2021, compared to $20.3 million during the nine months ended September 30, 2020.

The increase in selling, general and administrative expenses was primarily due to an increase of $3.2 million in payroll and personnel-related expenses primarily due to the adoption of new and updated incentive programs and variable compensation expense due to increased sales, an increase of $3.1 million in general and administrative costs related to operating as a public company, an increase of $0.4 million in sales, field support and marketing costs including travel, contractors, advertising, and marketing collateral expenses, which was primarily due to our pre-COVID-19 sales and field support activities followed by our COVID-19 pandemic-related cost reduction efforts in the nine months ended September 30, 2020 and our ongoing recovery efforts in the nine months ended September 30, 2021, and an increase of $0.3 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities.
Interest Expense
Interest expense decreased by $4.1 million, or 42%, to $5.5 million during the nine months ended September 30, 2021, compared to $9.6 million during the nine months ended September 30, 2020 primarily due to lower average balances of our convertible notes and term loans during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Other Income (Expense), net
Other income (expense), net decreased by $5.1 million to ($5.1) million during the nine months ended September 30, 2021, compared to less than $0.1 million during the nine months ended September 30, 2020, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability of ($5.2) million in connection with our IPO in the nine months ended September 30, 2021, partly offset by interest income of $0.3 million in the nine months ended September 30, 2021.

Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of September 30, 2021, we had cash, cash equivalents and short-term marketable debt securities of $123.3 million, an accumulated deficit of $413.1 million, and $49.6 million outstanding under the New Term Loan, net of debt discount and issuance costs. In January and March 2020, we received $7.1 million and $5.4 million, respectively, in gross proceeds through the sale and issuance of the 2020 Convertible Notes. In August 2020, we received $33.0 million in gross proceeds from the sale and issuance of our Series B’ convertible preferred stock. In September 2020, we entered into the New Term Loan for total borrowings of up to $60 million and borrowed $50 million. We used the proceeds from the New Term Loan to repay principal of $44.1 million, interest of $1.3 million and fees of $2.2 million due under the outstanding Term Loan. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
2014 Term Loan
In November 2014, we entered into a Term Loan Agreement, as amended, with Capital Royalty Partners II L.P. and its affiliates for total borrowings of up to $40.0 million. As of December 31, 2019, $40.0 million had been funded under this Term Loan Agreement, or the Term Loan. The Term Loan bore interest at a rate of 12.5% per year and had a maturity date of September 30, 2020.
The Term Loan was interest-only through September 30, 2019. Following the interest-only period, principal payments were to be made in equal installments at the end of the next four calendar quarters along with a fee equal to 5% of the aggregate principal amount repaid. We ratably accreted the fee over the life of the loan.
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
In October 2019, the Term Loan was amended to extend the interest-only period through December 31, 2019. Further, through June 2020, the Term Loan was amended to extend the interest-only period through June 30, 2020 and to allow us to pay interest entirely in kind by adding it to the aggregate principal of the loan. We paid $1.4 million in interest due on March 31, 2020 in kind and paid $1.4 million in interest due on June 30, 2020 in cash. In September 2020, we repaid the entire obligation under the Term Loan using the proceeds received from the New Term Loan.
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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. Interest expense for the three months ended September 30, 2020 was $1.0 million, consisting of $0.2 million of contractual interest expense and $0.8 million amortization of debt discount arising from separation of the embedded derivative instrument. Interest expense for the nine months ended September 30, 2020 was $4.6 million, consisting of $1.4 million of contractual interest expense and $3.2 million amortization of debt discount arising from separation of the embedded derivative instrument.
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
As of September 30, 2021, we had cash, cash equivalents and short-term marketable debt securities of $123.3 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the nine months ended September 30, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(16,374)	$(15,185)
Investing activities	(85,242)	(721)
Financing activities	101,615	55,288
Net increase in cash and cash equivalents	$(1)	$39,382
Cash Flows Used in Operating Activities
Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2021. Cash used in operating activities was primarily a result of the net loss of $25.4 million, adjusted for non-cash charges of $8.9 million. The non-cash charges primarily consisted of $5.2 million in change in the fair value of redeemable convertible preferred stock warrant liability, $0.6 million of non-cash interest expense related to our term loans, and $2.4 million of stock-based compensation. The change in operating assets and liabilities was due to an increase in prepaid expenses and other assets of $2.2 million primarily due to the timing of payments to our vendors offset in part by a decrease in accounts receivable of $1.8 million primarily due to more timely payments by our customers, and an increase in accrued liabilities of $1.3 million. The increase in accrued liabilities was primarily the result of the timing of payments to our vendors.
Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily a result of the net loss of $19.7 million, adjusted for non-cash charges of $8.4 million, change in operating assets and liabilities of $0.1 million and payment of paid-in-kind interest, or PIK interest of $4.1 million on repayment of our Term Loan. The non-cash charges primarily consisted of $1.4 million of non-cash interest expense related to our term loans and convertible notes, $5.3 million of amortization of debt discount and issuance costs, and $0.9 million of stock-based compensation. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.0 million largely due to revenue growth in the third quarter, offset by a decrease in inventories of $0.9 million, and an increase in accrued liabilities of $0.9 million. The increase in accrued liabilities was primarily the result of the timing of payments to our vendors.
Cash Flows Used in Investing Activities

Net cash used in investing activities was $85.2 million for the nine months ended September 30, 2021, which primarily consisted of purchases of marketable debt securities of $85.0 million and purchases of property and equipment of $0.2 million.
Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2020, which consisted of purchases of marketable debt securities of $7.0 million, which amounts were partially offset by proceeds from sale of marketable debt securities of $6.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2021, which primarily relates to receipt of proceeds from our IPO of $109.1 million, partially offset by payment of deferred offering costs of $3.4 million and repayment of debt obligations of $4.1 million under the PPP Loan.
Net cash provided by financing activities was $55.3 million for the nine months ended September 30, 2020, which primarily relates to proceeds of $54.0 million from the New Term Loan and PPP Loan, proceeds of $12.5 million from the issuance of convertible notes, proceeds of $31.7 million from the issuance of Series B’ redeemable convertible preferred stock, partially offset by repayment of the Term Loan of $42.1 million and payment of debt issuance costs of $0.9 million.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations as of September 30, 2021, as compared to those disclosed in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on April 23, 2021 and the notes to the unaudited condensed financial statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021, except as described in Note 2 to the unaudited interim condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there were no material changes to our critical accounting policies from those discussed in our final prospectus filed on April 23, 2021.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and short-term marketable debt securities of $123.3 million and $38.1 million, respectively, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
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
Management’s Plan to Remediate the Material Weakness
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls, as well as more formal accounting policies. These improvements to our internal control infrastructure were ongoing during the preparation of our financial statements for the three and nine months ended September 30, 2021. As such, the remediation initiatives outlined above were not sufficient to fully remediate the material weakness in internal control over financial reporting as discussed above for the three and nine months ended September 30, 2021. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are and from time to time may become subject to legal proceedings. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially effect our business, results of operations, financial position or cash flows.
For a discussion of our current legal proceedings, please refer to the information set forth under the “Legal Proceedings” section in Note 5, Commitments and Contingencies, in Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
Certain U.S. governmental authorities and certain hospitals have recommended, and in certain cases required, that various elective procedures, including implant procedures for our RNS System, be suspended or canceled to avoid nonessential patient exposure to medical environments and potential infection with COVID-19 and to focus limited healthcare resources and personnel capacity toward the treatment of COVID-19 patients. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic procedures. These actions have resulted in an adverse impact to our ability to sell our RNS System to new and existing customers, customer adoption of our RNS System, and customer use of our RNS System. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. Our sales were particularly negatively impacted in the second quarter of 2020, and while we saw a significant upswing in sales in the third quarter of 2020, in part as a result of procedures completed on the backlog of patients that were not treated during the slowdown in procedures in the second quarter of 2020, there has been a dramatic increase in COVID-19 infections and deaths in the fourth quarter of 2020 and in 2021, which resulted in further adverse impact to sales of our RNS System, which we expect to continue through 2021. Specifically, in the third quarter of 2021 and in part as a result of the COVID Delta variant, our business was negatively impacted by decreased and delayed procedures being performed to implant our RNS System, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as increased vacation demand as a result of loosening travel restrictions and hospital staffing shortages, which we believe may continue throughout the pandemic. We may also continue to see an impact on the sales of our RNS System as a result of seasonality, as COVID variants continue to emerge and certain pandemic restrictions are tightened then relaxed and physicians and patients take vacations, resulting in additional reduction in both preimplantation diagnostic procedures as well as RNS implant and replacement procedures.
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
We rely on strong working relationships with epileptologists, neurosurgeons and other medical professionals, as well as the support of key opinion leaders, to market our RNS System. Our sales and marketing personnel rely significantly on in-person and onsite access to clinicians and hospital facilities, primarily Level 4 CECs and programming centers, which has been and continues to be restricted as hospital facilities respond to new COVID variants, including the Delta variant, by reducing access to essential personnel and patients. The COVID-19 pandemic has restrained, and will likely continue to restrain, access to clinicians and hospital facilities by our sales and marketing team, which will harm our ability to contract with new Level 4 CECs or programming centers, expand our reach within Level 4 CECs and programming centers, and drive referrals to Level 4 CECs. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on adoption of our RNS System and, as a result, a negative impact on our sales, results of operations and financial condition.
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
•the extent to which we are successful in educating clinicians, patients, and hospital facilities about the benefits of our RNS System, including as a result of the extended battery life of the neurostimulator;
•our reputation among clinicians, patients and hospital facilities, primarily Level 4 CECs;
•our ability to predict product performance;
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
•adequately predict product performance;
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
As of September 30, 2021, we had 165 employees. As our sales and marketing strategies develop and as we continue our transition of operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We do not maintain large amounts of excess inventory at any given time. To ensure adequate supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions, as well as the ongoing COVID-19 pandemic. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of components, materials, or services, or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which may negatively affect our business, financial condition, and results of operations.
We intend to seek expanded FDA labeling for our RNS System to be able to treat patients between the age of 12 and 17 with drug-resistant focal epilepsy, as well as patients with generalized drug-resistant epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed.
Our products are subject to extensive regulation by the FDA in the United States. Before a new medical device or a new intended use for an existing medical device can be marketed in the United States, we must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a PMA application from the FDA, unless an exemption applies.
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
Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business. Companies settling federal civil FCA, Anti-Kickback Statute or civil monetary penalties law cases also may be required to enter into a Corporate Integrity Agreement with the Office of Inspector General, or OIG, in order to avoid exclusion from participation (such as loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs and operational burdens on companies to ensure compliance. Defending against any such actions can be detrimental to our reputation and brand and can otherwise be costly, time-consuming and may require significant personnel resources, and may harm our business, financial condition and results of operations.
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
Modifications to our products may require new 510(k) clearances or PMAs or may require us to recall or cease marketing our products until clearances or approvals are obtained, which could harm our business, financial condition and results of operations.
In the United States, our RNS System is marketed pursuant to a PMA order issued by the FDA. Any modifications to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, or technology requires approval of a new PMA application or PMA supplement. For instance, we believe that the change in the expected average battery life of our RNS System requires a label change, and we have submitted this to the FDA as a PMA supplement for review. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement - Changes Being Effected or PMA Annual Report. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary. If the FDA disagrees with our determination and requires us to seek new PMA approvals for modifications to our previously approved products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
We may maintain, use, and share sensitive health information that we receive directly from patients that use our products, throughout the clinical study process, in the course of our research collaborations, and from healthcare providers in the course of using our products and systems. Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive, maintain, use, or transfer individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, including certain health information, which is a broader class of information than the health information protected by HIPAA. To the extent we engage in clinical studies outside the United States, we may implicate foreign data privacy and security laws and regulations, including the GDPR and legislation of the European Union member states implementing it.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2021 and 2020, we reported net losses of $25.4 million and $19.7 million, respectively. As a result of these losses, as of September 30, 2021, we had an accumulated deficit of approximately $413.1 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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

We are party to an existing Term Loan Agreement, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the Term Loan Agreement.
In September 2020, we entered into a new Term Loan Agreement, or the New Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of September 30, 2021, we have drawn $50 million and the remainder may be drawn only if we meet certain financial thresholds. The New Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. If we fail to comply with the covenants or payments specified in the New Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the New Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2021 and 2020, our net cash used in operating activities was $16.4 million and $15.2 million, respectively. As of September 30, 2021, we had $123.3 million of cash, cash equivalents and short-term investments and $8.7 million in current liabilities.
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
With a new Congress having taken office in January 2021, Democrats retain control of the U.S. House of Representatives and have taken control of the U.S. Senate. This means unified Democratic control of both chambers of Congress and the White House. Congress has devoted substantial attention in 2021 to healthcare matters, through greater oversight of the FDA. Although the prospects for the enactment of major legislation in 2021 are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of bipartisan support for consideration of such measures. It is too early to know what any such legislation may be. In addition, the Biden administration could impose new or modified COVID-19 programs and restrictions, and may propose additional fiscal or tax measures, or additional regulatory requirements that would apply to us or our customers, thereby impacting our business, operations and profitability. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
In addition, the Biden administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators. It is possible that regulators in the administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our customers. These regulators may, for example, augment requirements that apply to the medical device approval process, impose additional clinical studies requirements, or change privacy rules that impact how we maintain, use, and share sensitive healthcare data, and could otherwise revise or create new regulatory requirements that apply to us.
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
We will continue to have broad discretion over the use of proceeds from our initial public offering. Investors may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. We currently are using or intend to use the net proceeds from our initial public offering to expand our sales and marketing efforts, increase our research and development activities, conduct or sponsor clinical studies, expand internationally, and provide for working capital and other general corporate purposes. We also used a portion of the net proceeds we received from our initial public offering to repay approximately $4.0 million of principal indebtedness, plus accrued interest, under our Paycheck Protection Program loan. Our failure to apply the net proceeds of our initial public offering effectively could impair our ability to pursue our growth strategy or could require us to raise additional capital. In addition, pending their use, the proceeds of our initial public offering may have been or could be placed in investments which may not produce income or that may lose value.
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
As of September 30, 2021, we had a total of approximately 24,307,898 shares outstanding of common stock. All of our executive officers and directors and the holders of substantially all the shares of our capital stock not acquired as part of our recent initial public offering are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, stock options and other securities convertible into, exchangeable for, or exercisable for our common stock during the period ending on October 19, 2021 subject to specified exceptions. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC may, in their discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. All of our shares will become eligible for sale after the lock-up agreements expire, of which 15,962,901 shares are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of September 30, 2021, there were approximately 6,935,379 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of September 30, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 65.67% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.

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
We are involved in, and from time to time in the future we may become involved in, legal proceedings relating to patent and other intellectual property matters, product liability claims, employee matters, tort or contract claims, federal regulatory investigations, private rights of action, securities matters and class actions as well as other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on April 20, 2021, we received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While we believe that our RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, we are cooperating fully with CFIUS on the matter. In addition, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 5:21-cv-8136, against the Company and our board of directors. The complaint alleges various claims related to our reverse stock split and seeks, among other relief, damages and attorney’s fees. We believe there is no merit to these allegations and intend to vigorously defend ourselves against this action.
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports, the first of which being for the year ending December 31, 2022, a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we continue to have a material weakness in our internal control over financial reporting, our reputation could be negatively impacted, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
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
None.
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
The net proceeds to us after deducting underwriting discounts and commissions of $8.2 million and net offering expenses of approximately $3.6 million were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 10, 2021.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)