Form 10-K
period 2021-12-31
NeuroPace Inc
filed 2022-03-10
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________
Commission File Number 001-40337

NEUROPACE, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3550230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
455 N. Bernardo Avenue
Mountain View, CA 94043
(Address of principal executive offices and zip code)
(650) 237-2700
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NPCE	Nasdaq Global Market
Securities registered pursuant to section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $198,213,689, based on the closing price of $23.79 for shares of the registrant’s common stock as reported for such date by the Nasdaq Global Market. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of March 7, 2022, the number of shares of the registrant’s common stock outstanding was 24,470,740.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements regarding future events, results or other matters contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expected future growth;
•the size and growth potential of the markets for our products, and our ability to serve those markets;
•our ability to accurately forecast demand for our products;
•our expectations regarding the impact of the COVID-19 pandemic and recovery measures on our clinical and commercial operations, sales, business, financial condition and results of operations;
•the rate and degree of market acceptance of our products;
•our ability to accurately predict performance levels of our products, including battery life of our neurostimulators;
•coverage and reimbursement for procedures performed using our products, including pre-implant evaluations, implant procedures, and follow-up care;
•our expectations regarding the impact that our sales and marketing initiatives will have on our sales;
•the performance of third parties in connection with the manufacturing and development of our products, including single-source suppliers;
•regulatory developments in the United States and in any foreign countries in which we may seek to do business;
•our ability to retain regulatory approval for our products or obtain regulatory approval for new products or indications in the United States and in any foreign countries in which we may seek to do business;
•our research and development for existing products and new products;
•our reliance on third-party suppliers for product components, some of which are single source suppliers;
•our ability to manufacture our products in conformity with FDA requirements or those of other regulatory bodies in the United States and with regulatory requirements of any foreign countries in which we may seek to do business;
•our ability to scale our organizational culture;
•the development, regulatory approval, efficacy and commercialization of competing products;
•our ability to retain and hire senior management and operational personnel;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act and as a smaller reporting company under the federal securities laws;

•our ability to enhance and maintain our corporate infrastructure, including our ability to complete remediation of our existing material weakness and to design and maintain an effective system of internal controls;
•our financial performance and capital requirements; and
•our expectations regarding our ability to obtain, maintain and enforce intellectual property protection for our products and technology, as well as our ability to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” contained in Part I, Item 1A in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from these described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on them.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

RISK FACTORS SUMMARY
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K, any one of which could materially adversely affect our business, financial condition, operating results, and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
•Our sales, business, financial condition and results of operations have been and continue to be impacted by the COVID-19 pandemic;
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities, primarily Level 4 CECs and increasing the number of patients treated at Level 4 CECs. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations will be harmed;
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
•We are seeking expanded FDA labeling for our RNS System to be able to treat patients between the ages of 12 and 17 with drug-resistant focal epilepsy, as well as patients with generalized drug-resistant epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed;
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
•We have identified a material weakness in our internal control over financial reporting. If we are unable to complete remediation of this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations; and
•To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

PART I
Item 1. Business.
Overview
We are a commercial-stage medical device company focused on transforming the lives of people suffering from epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System is programmed by clinicians to deliver the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, providing them the data they need to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment. As of December 31, 2021, nearly 4,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Epilepsy is a devastating chronic disorder characterized by a tendency of the brain to produce sudden abnormal bursts of electrical energy that disrupt brain functions and cause seizures. The goal for treating epilepsy is to reduce the number and intensity of seizures that a patient experiences, without causing treatment-related side effects. While antiepileptic drugs are considered first-line treatment and are effective at controlling seizures in a large portion of the epilepsy population, approximately one-third of epilepsy patients are considered drug-resistant because they do not achieve complete seizure control or cannot tolerate the side effects of these drugs. These drug-resistant epilepsy patients struggle with a variety of life-impacting challenges including psychological dysfunction, social stigmatization, reduced quality of life, and increased risk of mortality, and are disproportionately responsible for the approximately $28 billion spent annually on epilepsy care in the United States.
Epilepsy is further classified into two main categories– focal epilepsy and generalized epilepsy. Approximately 60% of epilepsy patients have focal epilepsy, which is characterized by electrical discharges that originate in a specific part of the brain. The remaining 40% of patients have generalized epilepsy, which is characterized by widespread electrical discharges that involve the entire brain at once. Our paradigm-shifting RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy, which we believe represents an approximately $26 billion total addressable market. While we are presently focused on this significant market opportunity, we have investigational device exemption, or IDE, approval for clinical trials to evaluate use of the RNS System to treat drug-resistant epilepsy in patients under the age of 18 and in idiopathic generalized epilepsy and we may later seek regulatory approval in markets outside the United States. We currently do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in generalized epilepsy; however, we will need to complete clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications. We also believe that our RNS System may be effective in treating other brain disorders including depression, impulse control disorders, memory disorders, and post-traumatic stress disorder. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary to address these other brain disorders and to obtain FDA approval for any new indications.
Our commercial efforts are focused on the comprehensive epilepsy centers, or Level 4 CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients, including procedures for implantation of epilepsy neuromodulation devices such as our RNS System. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of Level 4 CECs and epilepsy specialists increases, and as more patients are referred to these CECs. In addition, the FDA recently approved labeling changes indicating that our RNS System has an estimated average battery life of nearly eleven years, an increase from the previous assumption of eight years. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
Resective or ablative surgery that removes or destroys the brain tissue at the source of the seizure onset has historically been considered the best treatment option for drug-resistant focal epilepsy. However, resective or ablative surgery carries risk, including neurological risk, and only approximately half of resective or ablative surgery patients are seizure free two years after surgery. We estimate that only approximately 20% of drug-resistant focal epilepsy patients have a focus that is both safe to remove and likely to result in seizure control if removed, and are also willing to undergo the procedure.
There are currently two other neuromodulation devices, Vagus Nerve Stimulation, or VNS, and Deep Brain Stimulation, or DBS, that are also approved to address the approximately 80% of drug-resistant focal epilepsy patients who are not ideal candidates for resective or ablative surgery. However, we believe the technology attributes of these devices limit their utility in practice. Both VNS and DBS devices stimulate an anatomical target that is not specific to where seizures start and use the same treatment paradigm for all patients, regularly stimulating the vagus nerve in the case of VNS or one specific location deep in the brain in the case of DBS, using a non-varying schedule in an attempt to prevent seizures. These devices stimulate for multiple hours per day, increasing the occurrence of stimulation-related side effects such as memory impairment, depression, sleep disruption, and vocal disturbances. Additionally, neither of these devices record the brain electrical data known as intracranial electroencephalograms, or iEEGs, that we believe are important to physicians in helping guide the therapy decisions that improve patient results over time. We believe there is a significant unmet need for a personalized, targeted therapy that collects brain data and improves outcomes over time without causing stimulation-related side effects or presenting the neurocognitive risks that are associated with resective or ablative surgery.
We developed our RNS System to address the individualized nature of drug-resistant epilepsy and deliver a safe and effective therapy for focal onset seizures anywhere in the brain. Unlike other neuromodulation devices, our RNS System continuously monitors the brain’s electrical activity, recognizes patient-specific abnormal patterns, and delivers treatment at the seizure source when needed, providing significant, sustained, and improving reductions in seizure frequency, including, in some cases, eliminating seizures, without stimulation-related side effects at therapeutic settings. As such, we believe our RNS System is superior in tolerability and efficacy to other neuromodulation approaches, gathering insights from individual patients’ brain activity which help clinicians in making better treatment decisions and optimizing patient care. In addition, the non-destructive, reversible nature of the implant procedure makes it an attractive option for drug-resistant focal epilepsy patients, the majority of whom are not candidates for, or are unwilling to undergo, resective or ablative surgery.
The key efficacy and safety benefits of our RNS System are demonstrated by four multi-center FDA approved prospective clinical studies that collectively include approximately 600 patients with up to nine years of follow-up, as well as multiple retrospective studies reporting real-world outcomes. Evidence generated from patients enrolled in our initial clinical studies demonstrated a 44% median reduction in seizure frequency at one year that improved to a 75% median reduction at nine years, with enduring improvements in quality of life and cognition. Importantly, the more real-world results from a post-approval retrospective study published in 2020 showed a median seizure frequency reduction of 67% at one year (p<0.05), which is consistent with the interim one year results of our ongoing prospective Post-Approval Study, increasing to 82% at three or more years, demonstrating the utility of our unique brain data set in driving improvements in therapy effectiveness across patient cohorts over time. Over the 2,500 patient implant years reported in our prospective studies, our RNS System has been shown to be well tolerated without any adverse stimulation-related side effects at therapeutic settings. We believe our extensive and growing body of clinical data is being used to improve patient outcomes, which we believe will support increased adoption.

We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and expand our referral pathways to increase the number of drug-resistant patients referred to Level 4 CECs with accelerated salesforce expansion.
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2021, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
Our near-term research, development, and clinical efforts are focused on continuing to improve therapy effectiveness, enhance the patient and provider experience, and expand the population of patients that can be treated with our RNS System. Our near-term product development pipeline includes enhanced offerings that leverage our extensive brain activity database and our advanced data analysis capabilities. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
We have experienced considerable growth since we began commercializing our RNS System. Our revenue increased from $28.5 million for the year ended December 31, 2018 to $37.0 million for the year ended December 31, 2019, representing approximately 30% growth. The COVID-19 pandemic and the measures imposed to contain the pandemic impacted our business during 2020 and 2021. In this pandemic-impacted environment, revenue increased to $41.1 million for the year ended December 31, 2020, representing year over year growth of 11.3% and to $45.2 million for the year ended December 31, 2021, representing year over year growth of 10%. In 2021, revenue from initial implant procedures increased to $33.7 million, representing year over year growth of 20%. Our net losses were $36.1 million and $30.0 million for the years ended December 31, 2020 and December 31, 2021, respectively.
Competitive Strengths
We are focused on transforming the lives of people suffering from epilepsy by developing, manufacturing, continuously improving, and commercializing our innovative and clinically-validated RNS System that we believe offers significant advances in the treatment of drug-resistant epilepsy. We believe our continued growth will be driven by the following competitive strengths:
•Novel and differentiated closed-loop, brain-responsive technology that provides targeted, personalized care. Our RNS System is the first and only commercially available brain-responsive neuromodulation system that can be programmed by clinicians to deliver personalized treatment to the seizure source, based on an individual patient’s unique brain activity. Our RNS System continuously monitors the brain’s electrical activity and recognizes patient-specific abnormal electrical patterns that precede the onset of seizures. Our RNS System then uses that information to “close the loop” by responding in real time with imperceptible electrical pulses to prevent seizures at their source. This enables our RNS System to deliver therapy precisely when and where it is needed, providing exceptional outcomes with approximately three minutes of stimulation on average per day. As such, we believe our RNS System offers material efficacy and tolerability advantages relative to alternative neuromodulation approaches, offering clinicians insights based on their patients’ brain activity which help in making better treatment decisions and optimizing patient care. In addition, the non-destructive, reversible nature of the implant procedure makes it an attractive option for drug-resistant focal epilepsy patients, the majority of whom are not candidates for, or are unwilling to undergo, a resective or ablative brain surgery. Through its unique capabilities, we believe our revolutionary RNS System has the potential to transform the treatment paradigm for the approximately 1.2 million individuals in the United States with drug-resistant epilepsy. We plan to continue to leverage our technology to establish our RNS System as the standard of care for these patients.
•Unique data recording capability that has generated an extensive database of detailed brain activity information. Our RNS System provides insight into a patient’s dynamic brain activity from iEEG data recorded over time by our neurostimulator. It is the only commercially-available device that provides continuous information on brain electrical activity specific to epilepsy and detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. Our RNS System gathers objective and actionable information about an individual patient’s condition, seizure patterns, and treatment effectiveness which clinicians can utilize to optimize patient care. We believe our RNS System offers a significant leap forward relative to current practice for epilepsy treatment in which clinicians rely on patient-reported seizure data which are often unreliable and incomplete. As of December 31, 2021, nearly 4,000 epilepsy patients have received our RNS System, yielding an extensive database of over nine million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
•Compelling body of long-term clinical data that continues to demonstrate improved outcomes over time. The efficacy and safety benefits of our RNS System are supported by nearly 2,500 patient-implant years of data from approximately 600 patients enrolled across four multi-center FDA approved prospective studies, in addition to multiple retrospective studies reporting real-world outcomes. Evidence generated in studies provides nine years of follow-up data resulting in the largest and longest published prospective neuromodulation data set in the field of epilepsy. These studies demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition. In our randomized, controlled Pivotal Study, patients experienced a median reduction in seizure frequency of 44% after the first year. The patients from our Feasibility Study and the Pivotal Study, all of whom received implants prior to 2010, were followed in a Long-Term Treatment Trial, or LTT, in which outcomes improved to a 75% median reduction in seizure frequency at nine years, demonstrating the ability of our closed-loop therapy to improve outcomes in the same set of patients over time. Additionally, we believe the insights obtained from our extensive brain data set are driving improvements in overall therapy effectiveness across patient cohorts over time. For example, the real-world results from a post-approval retrospective study of patients treated across eight epilepsy centers published in 2020 showed a statistically significant median seizure frequency reduction of 67% at one year (p<0.05), which is consistent with the interim one-year results of our ongoing prospective Post-Approval Study, increasing to a median reduction in seizure frequency of 82% at three or more years, the highest published seizure frequency reduction for any neuromodulation study. Our studies have also collectively demonstrated that our RNS System is well-tolerated, with a safety profile similar to that of other brain neurostimulator implant procedures, and a lower rate of dying from sudden unexpected death in epilepsy, or SUDEP, relative to other treatment-resistant epilepsy groups. Unlike other neuromodulation devices for epilepsy, which have been shown to negatively impact sleep, mood, memory, and vocal characteristics, our RNS System is not associated with adverse stimulation-related side effects at therapeutic settings. We believe our extensive and growing body of clinical evidence will continue to support increased adoption of our RNS System.

•Efficient commercial model supported by a specialized and focused field team. Our initial target patient population of U.S. adults with drug-resistant focal epilepsy is treated in Level 4 CECs that provide advanced diagnosis and management of epilepsy. We estimate that there are approximately 200 of these Level 4 CECs in the United States. Our commercial organization of Therapy Consultants and Field Clinical Engineers has established a significant account base, resulting in 150 of these Level 4 CECs implanting our RNS System in 2021. Our commercial organization remains focused on increasing the number of implanting Level 4 CECs, expanding our referral pathways to increase the number of drug-resistant patients referred to these centers and driving utilization within the centers. Given the concentrated nature of our target market, we believe there is a significant opportunity to efficiently drive continued growth with accelerated salesforce expansion. As the number of Level 4 CECs and epileptologists grows, we continue to leverage the concentrated nature of our patient and provider population with our highly-skilled and technically trained salesforce. We believe that our focused and dedicated approach to these CECs has also enabled us to develop deep-rooted relationships with the clinicians that manage our target patient population, which provides a strong established channel for future potential products and indications.
•Established, differentiated, and favorable reimbursement supporting commercial growth. We believe that both the implantation procedure for our RNS System and the ongoing patient care provided by clinicians, including monitoring and programming, are reimbursed at attractive levels under well-established physician and hospital codes. In addition, our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for in-person or remote review of iEEG data, which provides a differentiated value proposition for clinicians. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors and, as of December 31, 2021, positive written coverage policies from commercial payors address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
•Strategic approach to our intellectual property portfolio. Our product and technological advantages are supported by a combination of our patent portfolio, trade secrets, and manufacturing know-how. As of December 31, 2021, we owned 128 issued U.S. patents and 17 non-provisional pending U.S. patent applications that included system, device, and method claims covering our differentiated, responsive direct brain stimulation system as well as stimulation and treatment modalities, artificial intelligence, and data analysis methodologies.
•Experienced senior management team. Our senior management team consists of seasoned medical device professionals with deep industry and clinical domain experience. Our team has successfully led and managed dynamic growth phases in organizations, commercialized products, and developed markets in neuromodulation and other therapeutic modalities. Members of our team have worked with well-regarded medical technology companies such as Boston Scientific Corporation, Johnson & Johnson, Guidant Corporation, and Covidien plc.
Our Growth Strategies
We expect that the near-term growth of our business will be primarily driven by new patients being treated with our RNS System. We believe the following strategies will contribute to growth in initial patient implants and advance our mission to dramatically improve clinical outcomes and quality of life for patients suffering from epilepsy and other disabling brain disorders:
•Drive adoption of our RNS System. Our commercial efforts are primarily focused on the Level 4 CECs where drug-resistant focal epilepsy patients are actively seeking treatment. The number of Level 4 CECs in the United States has been growing as more epilepsy specialists are trained and in 2021 there were approximately 200 Level 4 CECs in the United States. Our focused commercial organization consists of Therapy Consultants and Field Clinical Engineers who supported 150 Level 4 CECs in performing initial implant cases in 2021. Additionally, our sales team has the opportunity to engage with clinicians at programming centers outside of Level 4 CECs to facilitate the continued management of patient care. We believe that with additional resources, our commercial organization will have sufficient capacity to establish relationships with the remaining Level 4 CECs and support their ongoing utilization. Our goal is to establish our RNS System as a standard treatment for drug-resistant focal epilepsy patients in all Level 4 CECs by engaging in targeted, efficient sales and education efforts to expand our footprint of CEC accounts.
•Increase utilization of our RNS System within CECs. As we expand our footprint across Level 4 CECs, we plan to continue to drive increased utilization of our RNS System within new and existing accounts. We expect to accomplish this by (i) growing the number of epileptologists recommending our system within each center, (ii) increasing utilization of our system by existing prescribers, and (iii) expanding our referral pathways to increase the number of patients with drug-resistant epilepsy that are referred to CECs for the care that they need.
◦Growing the number of epileptologists recommending our system: We estimate that there are approximately 1,200 epileptologists affiliated with the approximately 200 Level 4 CECs in the United States and that this number will continue to grow as more clinicians are trained in the specialty. Epileptologists are the clinicians who prescribe the course of epilepsy treatment, including our RNS System. On average there are approximately five to seven epileptologists affiliated with each Level 4 CEC in the United States. Our commercial efforts resulted in prescriptions from approximately one third of the epileptologists in the Level 4 CECs that implanted our RNS System in 2021. We believe the remaining epileptologists in these accounts represent a significant potential opportunity to drive efficient growth. To facilitate adoption by these clinicians, we plan to continue conducting training and professional education programs, facilitating peer-to-peer dialogue and forums, communicating our exceptional clinical results, and releasing product enhancements that simplify the user experience.
◦Increasing utilization of our RNS System by prescribers: While we have achieved significant commercial adoption of our RNS System to date, our target market remains highly underpenetrated and represents a significant opportunity for growth. We estimate that approximately 48% of the 50,000 new drug-resistant epilepsy patients seen at a Level 4 CEC in 2021 are adults with focal epilepsy and that the clinical and technology benefits of our RNS System are such that it is an attractive therapy for many of these patients. We plan to increase penetration of our target market by increasing utilization by the epileptologists that are already actively prescribing our RNS System. We have seen that utilization typically increases once clinicians become familiar with the technology and experience the benefits that our RNS System and long-term iEEG data bring to improving patient care. To drive increased utilization, our Therapy Consultants and Field Clinical Engineers are focused on providing information that epileptologists can reference in developing appropriate patient selection protocols and partnering with epilepsy programs to more fully incorporate our RNS System into their practice. We also engage in collaborative clinical research with epileptologists and neurosurgeons to provide additional data relevant to patient selection, patient care, and RNS treatment approaches.
◦Driving increased referrals of drug-resistant epilepsy patients to Level 4 CECs: While we estimate that there are approximately 1.2 million patients with drug-resistant epilepsy in the United States, only approximately 50,000 new patients were treated in a Level 4 CEC in 2021. We believe there is a significant opportunity to increase referrals of patients who could benefit from our RNS System to Level 4 CECs where they can receive specialized care. To accomplish this, we will continue to drive awareness by engaging epilepsy patients and caregivers through our advocacy partnerships and marketing initiatives such as digital and social media campaigns, advertising, patient education, and patient ambassador programs. In addition, we plan to increase awareness of our RNS System amongst clinicians who treat epilepsy patients early in their care, including general neurologists and epilepsy specialists who practice outside of Level 4 CECs, through targeted education and outreach designed to drive patient referrals to Level 4 CECs.
•Broaden indications for our RNS System to include patients under age 18 and patients with generalized epilepsy. Of the 50,000 drug-resistant epilepsy patients that present at Level 4 CECs in the United States annually, we estimate that approximately 48%, or 24,000, are adults with drug-resistant focal epilepsy who are currently candidates for our RNS System. The remaining patients include approximately 12%, or 6,000 patients under the age of 18 with drug-resistant focal epilepsy and approximately 40%, or 20,000 patients with drug-resistant generalized epilepsy. Supported by evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat these expanded patient populations without significant modifications to our existing product and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for an investigational device exemption, or IDE, to treat drug-resistant focal epilepsy in adolescent patients ages 12 through 17 and began enrollment in late 2021. In the second half of 2021, we also received IDE approval to initiate a study in drug-resistant generalized epilepsy and expect to begin enrollment in that study in mid-2022. We currently do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in generalized epilepsy; however, we will need to conduct clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications.
•Expand into international markets. We estimate that the global drug-resistant epilepsy market includes approximately 16.5 million patients, of which the United States represents approximately 1.2 million patients. While we are presently focused on addressing the significant domestic market opportunity, we believe our RNS System offers an attractive value proposition for patients, providers, and payors in the large potential market outside of the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally. While our RNS System is not yet approved for sale outside the United States, we plan to pursue regulatory approvals and reimbursement with a priority on markets in which we see significant potential opportunity.
•Pursue additional indications, including outside of epilepsy. We believe our versatile, closed-loop, brain-responsive neuromodulation platform has potential applications in other brain disorders including depression, impulse control disorders, memory disorders, and post-traumatic stress disorder. For each of these four conditions, we are collaborating with academic investigators in early IDE feasibility studies using our RNS System in patients. In the future, depending on the outcome of these studies, we may seek regulatory approval to commercialize our technology for these or other indications. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary and to obtain FDA approval prior to marketing the RNS Systems for any new indications, including for potential use in treating other brain disorders including depression, impulse control disorders, memory disorders, and post-traumatic stress disorder.
Our Market and Industry
Overview of Drug-Resistant Epilepsy
Epilepsy is a devastating chronic disorder characterized by a tendency of the brain to produce sudden abnormal bursts of electrical energy that disrupt brain functions and cause seizures. The symptoms of the seizure depend on the region of the brain from which the discharges arise and the extent to which they spread. If the seizure remains restricted to less than half of the brain, then symptoms may include an alteration in speech, memory, motor, sensory, or vision function. Most often, there is confusion. If the seizures involve all of the brain, there is loss of consciousness. In the most severe case, the patient may have a generalized tonic-clonic seizure, which is also referred to as a convulsion or Grand Mal seizure, with uncontrolled jerking of the arms and legs. After the seizure, patients may remain confused and disoriented for minutes or even hours. Seizure-related injuries include burns, head and skeletal trauma, abrasions, lacerations, and potentially life-threatening accidents.
According to the World Health Organization, approximately 50 million people worldwide had epilepsy in 2019 and according to the Centers for Disease Control and Prevention, 3.4 million people in the United States were living with epilepsy in 2015, making it the fourth most common neurological disorder in the United States. First line treatment for epilepsy is antiepileptic drugs, or AEDs. While AEDs can help control seizures for many individuals, approximately one third of patients do not achieve complete seizure control, which is defined as seizure freedom without life-impacting side effects associated with treatment. According to a 2018 article published in JAMA Neurology, the chance of achieving complete seizure control after failing two AED regimens is less than 5%. The study concluded that despite the availability of over 15 new drugs in the past decade, overall complete seizure control in newly diagnosed patients has not fundamentally changed. This population of epilepsy patients is referred to as drug-resistant and we estimate that there are approximately 1.2 million drug-resistant epilepsy patients in the United States.
Drug-resistant epilepsy is a costly disorder in terms of its impact on individuals and their families as well as on society. According to a 2020 article in the American Journal of Managed Care, estimated direct costs of epilepsy in the United States are approximately $28 billion per year, disproportionately accrued by individuals with uncontrolled drug-resistant epilepsy. Importantly, these direct costs do not consider indirect costs from losses in quality of life and productivity, which are estimated to constitute the majority of the cost burden of epilepsy.
Patients with drug-resistant epilepsy struggle with a variety of life-impacting challenges including psychological dysfunction, social stigmatization, reduced quality of life, and increased risk of mortality. The unpredictable nature of seizures limits the ability of patients to live independently, and promotes increased social isolation. Studies have shown that children with epilepsy often receive inadequate schooling, which leads to developmental gaps as these children mature and, for adults, unemployment levels are approximately two to three times higher than the overall population. Based on a social security death index, people with drug-resistant epilepsy have a cumulative probability of death of 8.7% at six years from the time of diagnosis at an epilepsy center, and patients with uncontrolled epilepsy have a nine to thirteen times higher risk of death than patients with epilepsy who are seizure-free.
Epilepsy can be classified into two categories: focal epilepsy and generalized epilepsy. Approximately 60% of epilepsy patients have focal epilepsy, which is characterized by electrical discharges that originate in a specific part of the brain. Focal epilepsy patients typically have one or two seizure foci, or sites in the brain from which the electrical discharge originates. Generalized epilepsy, which describes approximately 40% of epilepsy patients, is characterized by widespread electrical discharges that involve the entire brain at once.
Onset of epilepsy can occur at any age. Of the approximately 1.2 million patients in the United States with drug-resistant epilepsy, we estimate that approximately 80% are adults, meaning 18 years of age or older, of whom approximately 575,000 have focal epilepsy. The remaining approximately 20% of patients are pediatric, meaning under the age of 18, and we estimate that approximately 145,000 of these pediatric patients have focal epilepsy.

Overview of Epilepsy Care
The National Association of Epilepsy Centers, or NAEC, which is considered the primary accreditation organization for epilepsy centers in the United States, classifies epilepsy care into four levels. Levels 1 and 2 care include an evaluation in a primary care physician’s office or a consultation with a general neurologist while levels 3 and 4 care take place at specialized epilepsy centers called Comprehensive Epilepsy Centers, or CECs.
CECs are typically tertiary care hospitals that provide specialized epilepsy care. Level 3 CECs generally provide basic neurodiagnostic evaluations and may also offer noninvasive surgical evaluations, straightforward resective or ablative surgery, and implant VNS devices, but do not perform intracranial evaluations or complex resective or ablative surgery. In addition to offering the services performed at Level 3 CECs, Level 4 CECs offer the most comprehensive and complex epilepsy care, including a broad range of surgical procedures for epilepsy. The NAEC recommends that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a Level 3 or Level 4 CEC.
The number of CECs in the United States has grown from approximately 80 Level 4 CECs in 2006 to approximately 200 in 2020. The number of neurologists being trained in accredited epilepsy fellowship programs has increased from twelve in the 2014, when the board certification was created, to 140 in 2020. The figure below shows provider and CEC growth in the United States.

CEC Growth

Total U.S. CECs

200
180
160
140
120
100
80
60
40
20
0
2005
2010
2015
2020
Level 4
Level 3

Provider Growth

U.S. Epilepsy Fellowships

1,200 CEC Based Epileptologists

140
120
100
80
60
40
20
0
14-'15
15-'16
16-'17
17-'18
18-'19
19-'20
20-'21

Today, most drug-resistant epilepsy patients in the United States begin their care at physician offices or community hospitals, with Level 1 or 2 care by primary care physicians or general neurologists. In 2021, we estimate that approximately 50,000 drug-resistant epilepsy patients were referred to, and treated in, Level 4 CECs, of which approximately 48%, or 24,000, were adults with focal epilepsy.
Our Market Opportunity
Our paradigm-shifting RNS System is currently indicated for use in adults with drug-resistant focal epilepsy and we believe that it is an attractive therapeutic option for these patients. We estimate that there are approximately 575,000 adult drug-resistant focal epilepsy patients in the United States, which reflects a total addressable market opportunity of approximately $26 billion for our RNS System.
Our commercial efforts are focused on the Level 4 CECs in the United States that provide comprehensive epilepsy care. As such, we view our core annual market as the 50,000 drug-resistant epilepsy patients who present at Level 4 CECs each year, of which 48% are adult drug-resistant focal epilepsy patients. We estimate that this addressable patient pool of 24,000 patients represents an annual market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of Level 4 CECs increase, the number of epilepsy specialists grows, and as referral pathways are expanded so more patients can be referred to Level 4 CECs. The FDA recently approved labeling changes indicating that our RNS System has an average battery life of nearly eleven years, an increase from the previous assumption of eight years, which, through the sale of replacement neuromodulation devices, provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity. The average age of initial implant patients in our clinical studies was approximately 34 and we expect that many of our patients will return multiple times for replacement procedures over their lifetimes.
Supported by evidence published in peer reviewed journals, we believe that our current RNS System may also be able to effectively treat patients under age 18 with drug-resistant focal epilepsy as well as drug-resistant generalized epilepsy patients and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for an IDE study to treat drug-resistant focal epilepsy in patients under age 18 and began enrollment for that study in late 2021. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of idiopathic generalized epilepsy, or IGE. IGE is a subset of generalized epilepsy, is understood to have a strong underlying genetic basis and constitutes as many as one third of all epilepsies. We believe that this breakthrough designation will help patients suffering from IGE have more timely access to our RNS System. In the second half of 2021, we also received IDE approval to initiate a clinical study in generalized epilepsy and expect to begin enrollment in mid-2022.
Based on the additional approximately 6,000 drug-resistant focal epilepsy patients under the age of 18 and approximately 20,000 drug-resistant generalized epilepsy patients that were treated at Level 4 CECs in 2019, we estimate that these patient populations represent total market opportunities of approximately $6 billion and $22 billion, respectively, and annual market opportunities of approximately $270 million and $900 million, respectively for initial implants. The adolescent population, for which we expect to seek indication expansion, represents a subset of the overall pediatric market opportunity.
Current Treatment Alternatives and Their Limitations
There are two primary treatment alternatives for drug-resistant focal epilepsy patients: (i) an ablative or resective surgery to remove or destroy the brain tissue associated with the seizure onset, or (ii) implantation of a neuromodulation device to stimulate seizure-causing brain circuits and prevent or abort seizures.
Once patients are in the care of a Level 4 CEC, they undergo a diagnostic process to determine whether they have focal or generalized epilepsy. If they have focal epilepsy, the locations of seizure onset are also determined. For patients with only one discrete seizure focus, resective or ablative surgery may be an effective option to eliminate seizure activity if the focus is clearly identified by electroencephalogram, or EEG, and magnetic resonance imaging, or MRI, and is safe to resect. However, we estimate that only approximately 20% of drug-resistant focal epilepsy patients meet these requirements and are willing to undergo a surgery.
For the approximately 80% of drug-resistant focal epilepsy patients who are not ideal candidates for resective or ablative epilepsy surgery, neuromodulation devices are an attractive treatment alternative. The first neuromodulation device approved for epilepsy, which is a VNS device, has been available for over 20 years and, in controlled trials, has demonstrated success in reducing seizure frequency. Interest in neuromodulation devices is rising as our RNS System and DBS have more recently been approved for the treatment of focal epilepsy, and as physicians have become more comfortable with, and experienced in, incorporating neuromodulation devices into their practice. Growing awareness of the risks and limited success of resective and ablative surgery are also driving adoption. The chart below illustrates how physicians may evaluate treatment options for their patients.

# of seizure foci
1
2
Safe to resect?
YES
NO
Low cognitive risks?
YES
NO
Seizure freedom likely?
YES
NO
Patient willing?
YES
NO
20% Resective or Ablative Surgery Candidates
80% Neuromodulation Candidates

Resective and ablative surgery
Surgery has been used to treat epilepsy for more than 100 years. Resective or ablative surgery is used in current clinical practice as a treatment alternative for the approximately 20% of drug-resistant epilepsy patients who are willing to have the surgery and have a discrete, single seizure focus that is determined to be safe to resect or ablate in a way that is likely to result in complete seizure control. The remaining approximately 80% of patients are unlikely to become seizure-free after a resective or ablative surgery, are at risk for damage to functions such as language, movement, sensation, memory, or vision, or do not want to have resective or ablative surgery. For people with more than one seizure focus or with a large focus, the possibility of meaningful improvement in seizures with resective or ablative surgery is lower and the risks to neurological function are usually higher. If seizures are generalized at onset, then resective or ablative surgery does not offer a benefit.

Surgical treatment options include focal resection and, more recently, laser ablation. Focal resection procedures are invasive surgeries that involve permanently removing the part of the brain that is primarily responsible for the seizure onset. Laser ablation surgeries, which use thermal energy to permanently destroy brain tissue, have emerged as a less invasive alternative to surgical resection. However, multiple publications have concluded that laser ablation is not as effective as larger resective procedures.
Only approximately 20% of drug-resistant focal epilepsy patients have a focus that is both safe to remove and likely to result in seizure control if removed, and are also willing to undergo resective or ablative surgery. Of those who do, only half are seizure-free two years after surgery and many experience impairment in some aspect of neurological function. The most common and successful type of resective surgery, temporal lobectomy, leaves 30 to 40% of patients with seizures one year after surgery and many patients are left with neurological side effects, including impaired memory, reduced naming ability, and loss of some part of their visual field.
Implantable neuromodulation devices
In addition to our RNS System, there are two neuromodulation devices that are approved by the FDA to treat focal epilepsy: Vagus Nerve Stimulation, or the VNS System, marketed by LivaNova: and Deep Brain Stimulation, or the DBS System, marketed by Medtronic. Neuromodulation devices offer a non-destructive, reversible treatment option that provides substantial seizure reduction and quality of life improvements, without the risk of neurocognitive deficits associated with resective or ablative surgeries. Unlike AEDs and resective or ablative surgery, for which success may decline over time within individual patients, neuromodulation therapies have demonstrated sustained and, in many cases, even improved success over time.

The VNS System was approved by the FDA in 1997 as an adjunctive therapy in reducing the frequency of seizures in patients with drug-resistant focal epilepsy. The VNS System provides scheduled extracranial stimulation delivered from a pectorally implanted pulse generator with the lead tunneled under the skin to the left vagus nerve in the neck next to the carotid artery. Therapy is typically delivered in a repeating pattern of 30 seconds of stimulation followed by five minutes without stimulation. The most recent commercially available version of VNS provides additional stimulation when the heart rate exceeds a preset limit. Although heart rate increases occur during some seizures, this indicator lags behind the brain activity changes that cause seizures.

The DBS System was approved by the FDA in 2018 for the treatment of focal epilepsy. Bilaterally implanted intracranial electrodes are placed in each anterior thalamic nucleus, which have connections to other brain regions. The electrodes are attached to a pectorally implanted pulse generator using connecting wires that are tunneled under the scalp and skin of the neck and chest. DBS delivers non-responsive, sometimes referred to as open-loop, scheduled stimulation and has limited sensing and recording capability. Therapy is typically delivered in a repeating pattern of one minute of stimulation followed by five minutes without stimulation.

Published data from separate prospective FDA approved studies run by LivaNova and Medtronic in adults with focal epilepsy demonstrated that the VNS System and DBS System achieved median reductions in seizure frequency at one year of 35% and 44%, respectively. Both VNS and DBS devices stimulate a fixed anatomical target that is not specific to where seizures start in the brain. They also use the same treatment paradigm for all patients and are intermittently stimulating the brain using a non-varying schedule in an attempt to prevent seizures rather than responding in real-time to the patient-specific electrical activity that precedes a seizure.
Furthermore, VNS devices do not record brain data for physicians to use to assess seizure burden and treatment effectiveness. While the latest generation of DBS devices do record a limited sample of data, these data are not typically as relevant for epilepsy as they are for movement disorders. Accordingly, physicians generally have to rely primarily on patient self-reported seizure data, which is typically unreliable and incomplete, in order to titrate treatment for individual patients. As such, we believe VNS and DBS devices have limited ability to benefit from the insights afforded by brain data in order to improve patient outcomes.
Additionally, although abnormal electrical activity typically occurs less than 1% of the time in epilepsy patients, VNS and DBS devices stimulate an aggregate of multiple hours per day, regardless of the state of the brain, increasing the likelihood of stimulation side effects. Published data from FDA approved trials for VNS indicate that side effects of stimulation include voice alterations, hoarseness, throat pain, cough, and difficulty swallowing while published data from FDA approved trials for DBS indicate that side effects of stimulation include depression and memory impairment. Other studies of DBS report sleep disruption as a side effect.
We believe our RNS System addresses the significant unmet need for an epilepsy treatment option that can improve outcomes without causing stimulation related side effects for the large portion of drug-resistant focal epilepsy patients who are not ideal candidates for surgery or who do not want to undergo a destructive surgical procedure.

Our Solution
Our RNS System, which is a compilation of several of our products, is a paradigm-shifting approach to treating epilepsy that combines the power of continuous iEEG monitoring with responsive neuromodulation. With our RNS System, we offer a personalized treatment option that delivers a safe and effective therapy for focal onset seizures originating anywhere in the brain. We believe our RNS System is superior in tolerability and efficacy to other neuromodulation approaches and provides clinicians with actionable insights based on their patients’ brain activity, facilitating better treatment decisions and optimizing patient care.
RNS System Overview
Our RNS System includes our RNS neurostimulator, our cortical strip leads and depth leads, our Patient Remote Monitor, as well as other implantable and non-implantable accessories. As part of the initial implant procedure, the number and configuration of leads implanted as well as the implantable and non-implantable accessories used in the procedure are determined by the clinicians depending on individual patient need and clinician preference and a Patient Remote Monitor is typically included. During a typical replacement implant procedure performed when the battery in our RNS neurostimulator reaches end of service, the RNS neurostimulator is replaced, while the previously implanted RNS leads remain in place and a new Patient Remote Monitor is typically included. Clinicians continue having access to our Physician Tablet and Patient Data Management System, or PDMS, to provide ongoing patient support.
We developed our RNS System to address the individualized nature of drug-resistant epilepsy with a differentiated technology that provides personalized, data-driven treatment. Our RNS System is the first and only closed-loop, brain-responsive neuromodulation device approved by the FDA for treatment of drug-resistant focal epilepsy. By continuously monitoring the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, we believe our RNS System addresses the primary unmet needs in epilepsy care today.

The implantable components of our RNS System include a neurostimulator, which is placed within the patient’s skull, and our RNS System leads with both cortical strip electrodes (on the surface of the brain) and depth electrodes (within the brain) that can be positioned in one or two seizure foci, as well as implantable accessories such as our burr hole cover. The neurostimulator is flush with the patient’s skull, and under the scalp, so that it is not visible externally. Placing the neurostimulator in the skull minimizes external noise and movement artifact so that it is able to sense even the most subtle brain signals and eliminates the need for long tunneled connectors between the chest and head which reduces the risk for breakage, migration and discomfort that can be associated with some other neuromodulation devices.

NEUROPACE
Mountain View, CA
USA
RNS® Neurostimulator
Model RNS-320
SN-191457
1
2

The electrodes on the leads sense electrical activity from the brain, provide targeted stimulation only when abnormal activity is detected, and record iEEG data that is stored in the neurostimulator and transmitted wirelessly to a secure portal for remote review by the patients’ clinicians. Once fully programmed, patients do not feel the stimulation bursts, which are typically 100 to 200 milliseconds long. Because our RNS System provides targeted, responsive stimulation only when abnormal electrical activity is detected, patients receive approximately three minutes of stimulation on average per day and do not experience stimulation-related side effects at therapeutic settings.
In addition to the implantable components of our RNS System, our RNS System also includes external components such as the Patient Remote Monitor, as well as optional accessories.

Our Patient Remote Monitor is provided to each patient in order to collect and transmit data from the neurostimulator to our Patient Data Management System, a secure online database. It consists of a handheld wand and a specially programmed laptop computer. The patient holds the wand adjacent to the implanted device to wirelessly upload the data from the neurostimulator to the laptop, and then sends that encrypted data to our Patient Data Management System using an internet connection.

NEUROPACE
Remote Monitor
Model DTR-300
S/N P
Version 1.6
Main Menu
Test Wand Signal
Step 1: Test placement of Wand over the Neurostimulator
Interrogate
Step 2: Get data from the Neurostimulator
Transfer Data
Step 3: Transfer data to Patient Data Management System
Exit
Step 4: Shut down the computer

Additionally, we provide our Physician Tablet and access to our PDMS for use with our RNS System.

Our Physician Tablet is used by the prescribing or managing clinicians for programming implanted devices and managing patient care. Using the tablet’s simple, intuitive interface, the clinician retrieves and reviews iEEG data, detections, and stimulations that were recorded by our RNS System, and can program new detection and stimulation settings that are personalized to each patient’s brain activity. While the patient is in clinic, the clinician can look at real time iEEG data or test stimulation settings.

Our Patient Data Management System is a secure online database that collects data that have been recorded in our RNS System. These data, which include all programmed parameters, detections, stimulations, and stored iEEG activity for RNS System patients, can be accessed through our Physician Tablet or from any internet browser. The clinician may choose to view recent data or to look at longer term trends in order to assess the effects of RNS System treatment, antiepileptic drugs or even changes to the patient’s routine. This information, combined with the patient’s own reports, is used by the clinicians to make treatment decisions.
In addition to the extensive dataset available on our Patient Data Management System, our nSight Platform is designed to provide clinicians with personalized patient reports. Our nSight Platform includes objective iEEG data recorded by our RNS System, patient-reported seizure diary data, and prior programmed settings, which are available in a simple and comprehensive report that provides the clinician actionable information about their patient’s seizure trends and treatment outcomes. This quick snapshot gives clinicians a more complete picture of their patient’s health and enables them to remotely manage certain portions of the patient’s care in a telehealth environment.
As we collect iEEG data from our RNS System, our database of iEEG records continues to grow. As of December 31, 2021, nearly 4,000 epilepsy patients have received our RNS System, yielding an extensive database of over nine million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
RNS System – Patient and Clinician Experience
Once an adult patient has been through the diagnostic process in a Level 4 CEC and has been determined to have drug-resistant focal epilepsy, we believe the patient should be considered for our RNS System if the patient has one to two identified seizure foci and is not among the approximately 20% of drug-resistant focal epilepsy patients who may be ideal candidates for surgery. Our RNS System is initially implanted by a neurosurgeon in an inpatient procedure at a Level 4 CEC. Detection is turned on at the end of the implant procedure when the neurostimulator is placed. The patient typically remains in the hospital overnight, then returns home and resumes normal activities. Prior to the first in-person follow up visit, which typically occurs approximately two weeks to four weeks after the implant procedure, an epileptologist will review the iEEG data recorded by our RNS System and identify patient specific patterns that are associated with the early onset of seizures. During the follow-up visit, the epileptologist will make programming adjustments to the device’s detection parameters in order to optimize for early detection. Once the patient-specific detection parameters are established, the epileptologist will turn on the stimulation feature, activating the closed-loop treatment of our RNS System.
Once the device has been programmed, our RNS System integrates seamlessly into the typical cadence of care that clinicians currently utilize to manage epilepsy patients. Patients visit their clinician on average every three months during the first year after the procedure. During these visits, clinicians review the iEEG data and may fine-tune programming of the device to optimize clinical outcomes. Once the device settings have been sufficiently fine-tuned, patients typically visit their clinician every three to six months, or on an as needed basis. At any point, clinicians can remotely review patient data and connect with the patient on next steps.
Additionally, we believe that patients find that seeing and learning about their own brain data is empowering and engaging. We believe that for the first time, clinicians can show patients their own seizure patterns and seizure cycles recorded by our RNS System, so that patients can directly see the effects on brain activity with changes in activity or treatment. Patients also appreciate that the device is not visible to themselves or others.
The FDA recently approved labeling changes indicating that our current commercial model of our RNS System has an average battery life of nearly eleven years, an increase from the previous assumption of eight years. The device requires replacement once it approaches the end of its battery life. Prior to 2018, the commercial model of our RNS System had an average battery life of approximately four years. We believe that patients prefer a longer battery life as it reduces the number of procedures they will require over their lifetime. Replacement procedures are typically performed on an outpatient basis and take approximately one hour. Clinicians are able to view the device’s battery status through our Patient Data Management System or on our Physician Tablet, and can plan accordingly with the patient for replacement procedures. In 2019, more than 90% of patients whose RNS System reached the end of its battery life chose to have a replacement RNS System implanted.
Key Clinical Advantages of our RNS System
We believe the key advantages of our RNS System relative to both alternative neuromodulation devices and resective or ablative surgery include:
Significant and improving seizure reduction in all areas of the brain. Four multi-center FDA approved prospective clinical trials and multiple retrospective studies have demonstrated that our RNS System provides significant, sustained and improving reductions in disabling seizures. In our Pivotal Study, patients experienced a median reduction in seizure frequency of 44% after the first year. The patients from the Pivotal Study, all of whom received implants prior to 2010, were followed in a LTT in which outcomes reached a 75% median reduction in seizure frequency at nine years. 28% of these patients, who had previously experienced disabling seizures for an average of 20 years, had at least 6 months of seizure freedom and approximately 20% achieved one year or more of seizure freedom. Additionally, we believe the insights obtained from our extensive brain data set are driving improvements in overall therapy effectiveness across patient cohorts over time. The real-world results published in 2020 from a retrospective study across eight epilepsy centers with patients implanted between 2013 and 2018 showed a statistically significant median seizure frequency reduction of 67% at one year (p<0.05). This is consistent with the interim one year results of our ongoing prospective Post-Approval Study, increasing to 82% by year three, which we believe is the highest published seizure frequency reduction for any neuromodulation study in adults with focal onset seizures. Importantly, peer-reviewed studies have also indicated that our RNS System demonstrates similar efficacy outcomes regardless of the region of the brain being treated, whether there are one or two seizure foci, and whether the patient has been treated with VNS or resective or ablative surgery.

Median % Reduction in Seizures
44%
53%
58%
62%
63%
67%
72%
73%
75%
Year 1
Year 2
Year 3
Year 4
Year 5
Year 6
Year 7
Year 8
Year 9

Lack of stimulation-related side effects. Our clinical studies have collectively demonstrated that RNS System therapy is well-tolerated. Patients do not perceive the therapeutic stimulation, which is delivered only to the area of abnormal activity, and only when that abnormal activity occurs. Unlike other neuromodulation devices for epilepsy, which provide hours of stimulation each day to non-specific targets and have been shown to negatively impact sleep, mood, memory, or vocal characteristics, our RNS System stimulates the precise seizure targets and only when needed, resulting in a highly effective therapy with approximately three minutes of stimulation on average per day in total.
Quality of life, cognition, and mood improvement. Reduced quality of life and cognitive function, as well as mental health-related comorbidities, are a significant burden for many patients with drug-resistant focal epilepsy. Improvements in these areas are critically important clinical outcomes for patients. In our Pivotal Study, at one and two years of follow-up, patients who began treatment less than ten years after epilepsy onset achieved statistically significant improvements in overall quality of life scores as well as in every subdomain of quality of life, including cognitive function, mental health, and physical health. Additionally, our clinical studies have demonstrated that treatment with our RNS System resulted in lasting improvements in overall quality of life, including cognitive function, sustained through nine years. Based on comprehensive neuropsychological assessments, there were no adverse cognitive effects and, in fact, significant cognitive improvements were demonstrated in areas such as naming, verbal learning, visual memory, and executive function.
Low risk, reversible procedure. As demonstrated by multiple clinical studies, our RNS System has a favorable safety profile relative to surgical procedures for epilepsy and a comparable risk profile to the implantation of other neuromodulation devices. Resective or ablative surgical procedures carry a risk of permanent damage to neurological and cognitive function, whereas the non-destructive RNS System implant procedure has not demonstrated a negative impact on neurological or cognitive function. Additionally, stimulation treatment with our RNS System is reversible and modifiable, and does not take away the option of a surgery in the future.
Reduction in sudden unexpected death in epilepsy. Epilepsy patients, particularly those with uncontrolled epilepsy, face a risk of sudden and unexpected death as a result of their condition. Each year, about 1 in 150 patients with uncontrolled epilepsy will die from SUDEP. According to clinical studies, the SUDEP rate is approximately 6.1 per 1,000 patient years in patients with drug-resistant epilepsy and 9.3 per 1,000 patient years in patients referred for resective or ablative surgery. By contrast, data from a published series of 707 patients across our clinical studies and post-market experience indicated that our RNS System was associated with a lower rate of dying from SUDEP of 2.0 per 1,000 patient years relative to other treatment-resistant epilepsy groups.
The results of our prospective clinical studies, which are the largest and longest published studies in the field of neuromodulation for epilepsy, as well as the data that has been published in multiple retrospective studies of our RNS System, provide evidence that our RNS System is a safe and effective treatment for focal onset seizures and offers a lower risk profile than that of resective or ablative surgery. In addition, we believe our RNS System is superior in tolerability and efficacy to other neuromodulation approaches. We anticipate that the accruing evidence base from our ongoing Post-Approval Study and commercial experience with our RNS System will continue to demonstrate strong and improving clinical outcomes over time, which will support continued adoption.
Benefits to Other Stakeholders
In addition to offering important clinical benefits to patients, we believe our RNS System offers important distinctions for providers and payors.
Providers
We believe the unprecedented insights into brain activity that are enabled by our RNS System’s differentiated ability to record iEEG data, offer clinicians the opportunity to more thoroughly understand patient specific brain activity in order to optimize treatment for their patients. With the benefit of objective, long-term data on seizure trends and treatment response, clinicians are better able to actively manage patient care and support improved outcomes over time. In a survey of 50 epileptologists and neurosurgeons at Level 3 and Level 4 epilepsy centers, 88% agreed that having 24/7 monitoring with chronic high-resolution intracranial EEG data is an important consideration and advantage in choosing RNS versus VNS or DBS.
Importantly, in addition to the availability of established clinician and facility reimbursement for the initial and replacement implant procedures, the patient’s managing clinician can seek reimbursement for in-person or remote iEEG data review up to once per month and for device programming. Because our RNS System is the only neuromodulation device that records iEEG data, we believe it is also the only neuromodulation device with established reimbursement for data review by clinicians during and between in-person clinic visits, which we believe is an important element of optimizing patient care.
Payors
Drug-resistant epilepsy is a costly condition that places a significant economic burden on healthcare systems as well as on patients and their families. The estimated direct costs of epilepsy alone are approximately $28 billion annually in the United States and are disproportionately accrued by individuals with uncontrolled drug-resistant epilepsy. By offering drug-resistant focal epilepsy patients a safe, effective treatment alternative that significantly reduces ongoing seizure frequency without stimulation-related side effects at therapeutic settings, we believe our RNS System has the potential to reduce the cost burden associated with drug-resistant epilepsy. We believe the established and favorable reimbursement paradigm for our RNS System, which covers both the implantation procedure and ongoing patient treatment provided by clinicians, endorses the value proposition that it offers payors.
We also believe that the unique ability for clinicians to review their patients’ RNS System data online can facilitate telehealth delivery, potentially reducing the overall cost of care, while improving the patient experience. For example, many patients who might otherwise schedule a clinic visit because of a concern about seizures, can now contact their clinician from their home, who can then review their RNS System data online and provide care remotely.
Clinical Data
The safety, effectiveness. and clinical benefits of our RNS System are supported by data from four multi-center, FDA approved prospective clinical studies representing nearly 600 patients and multiple retrospective studies reporting real-world outcomes. Our robust and growing body of clinical evidence, which includes nine-year follow-up with over 2,500 years of patient data, provides the largest and longest published prospective clinical data set in the field of neuromodulation devices for epilepsy. Data from these studies collectively demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition for patients with drug-resistant focal epilepsy.
Our first prospective clinical trial, the Feasibility Study, was initiated to assess the safety and performance of our RNS System and to provide preliminary evidence of effectiveness for patients suffering from drug-resistant focal epilepsy. Data from the two-year Feasibility Study supported IDE approval for our two-year Pivotal Study, a double blinded randomized, sham-stimulation controlled multi-center study that was initiated in 2005 and provided Class I evidence of the safety and effectiveness of our RNS System. Data from the Pivotal Study supported FDA PMA approval of our RNS System. Patients from the Feasibility and Pivotal Studies were subsequently enrolled in our LTT study that followed these patients for an additional seven years, culminating in a total of nine years of follow-up data. We are currently conducting a prospective Post-Approval Study evaluating “real world” outcomes across more than 300 additional patients. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
Across the 256 patients that were enrolled in the Feasibility and Pivotal studies, the average age was 34 years old and the patients had experienced an average of 10.2 disabling seizures per month for an average of 19.6 years. All patients had previously tried multiple AEDs, 32% of patients had previously been treated with VNS, and 34% had previously undergone resective or ablative surgery.
Feasibility Study
The Feasibility Study was a two-year prospective, primarily open-label study of our RNS System in adult drug-resistant focal epilepsy patients that demonstrated safety and provided sufficient evidence of effectiveness to support the commencement of a pivotal study. Beginning in 2004, 65 patients were treated with our RNS System and 59 patients completed the study.
The primary safety endpoints were the rate of serious adverse events during the first month post-implant and the first three months post-implant. The serious adverse events rates at one month post-implant and three months post-implant of 6.2% and 9.2%, respectively, were not worse than the serious adverse event rates associated with the implantation of intracranial electrodes for localization procedures and epilepsy surgery at one month post-implant of 19%, or the historical adverse event rate for DBS for treatment of movement disorders at three months post-implant of 36%. During this two-year study, 53 serious adverse events, or SAEs, were reported, 18 of which were either associated with the RNS System or were inconclusive as to association with the RNS System. These SAEs included increased seizure frequency, wound erosion, confusion, death (one instance for which we were unable to conclude whether there was association with the RNS System), depression, headaches, or the requirement for explant surgery to remove the RNS System.
This safety experience combined with encouraging data on seizure outcomes supported commencement of the subsequent Pivotal Study.
Pivotal Study
The Pivotal Study was a two-year prospective, double-blinded, randomized, and sham-stimulation controlled study that provided Class I evidence indicating that our RNS System is safe and effective as an adjunctive treatment for adults with drug-resistant focal epilepsy arising from one or two seizure foci. Between December 2005 and November 2008, 191 patients were enrolled in the study and 175 of those patients completed the study.
The primary effectiveness endpoint was assessed by comparing seizure reduction in the group receiving active stimulation (treatment group) relative to the group receiving no stimulation (sham group) during a 12-week blinded evaluation period relative to a 12-week pre-implant baseline. The primary effectiveness endpoint was met with a statistically significant difference between the reduction in seizure frequency for the treatment group relative to the sham group. In the final month of the blinded evaluation period (five months post-implant), patients in the treatment group reached a 41.5% reduction in seizures, compared to a 9.4% reduction for patients in the sham stimulation group.
The primary safety endpoint was also met, demonstrating that the serious adverse event rate at one month was not worse than the literature-derived serious adverse event rates for resective or ablative surgery, implantation of intracranial electrodes for seizure localization, and DBS for treatment of movement disorders.
Stimulation was also well-tolerated. There was no difference in stimulation-related side effects between active and sham patients in the blinded period and no adverse effects of responsive stimulation on cognitive function or mood. In fact, there were statistically significant improvements in a number of areas of cognitive function, including executive function, language, and memory. Memory improvements were most evident in patients with seizure onsets in memory regions and verbal fluency improvements were most significant in those with seizure onsets in language areas. Patients also experienced modest improvements in mood and a decrease in seizure worry at two years of treatment. During this two-year study 220 SAEs were reported, 67 of which were either associated with the RNS System or were inconclusive as to association with the RNS System. These SAEs included procedural complications (such as device lead revision or damage, skin laceration, subdural hematoma, premature battery depletion, or implant site erosion), nervous system disorders (such as an increase in complex partial seizures, exacerbation or increase in tonic-clonic seizures, or hydrocephalus), implant site infections, death (seven instances with one for which we were unable to conclude whether there was association with the RNS System), pain, and discharge.
Patients were also assessed for changes in Quality of Life, or QOL, as measured by a comprehensive industry-recognized questionnaire that is validated and widely used for patients suffering from epilepsy. As shown in the graph below, there were statistically significant sustained improvements in overall QOL as well as in every subdomain of QOL for patients who began treatment less than ten years after epilepsy onset at both one and two years of follow-up.
Long-Term Treatment Study
The LTT study was a seven-year prospective, open-label study that followed patients originally treated in either the Feasibility or Pivotal Study. In total, this provided approximately nine years of prospective data on the safety and efficacy of our RNS System. The LTT study, which enrolled 230 patients, is the largest and longest prospective trial published in the field of neuromodulation to date and provided additional evidence that our RNS System is safe, reduces seizure frequency, and improves QOL in adults with drug-resistant focal epilepsy with one or two seizure foci. Enrolled patients were studied over a median follow-up of 8.97 years, representing 1,895 cumulative patient-implant years.
The primary effectiveness objective of the LTT study was to evaluate the long-term efficacy of our RNS System in reducing the frequency of disabling seizures in patients who participated in the Feasibility Study or Pivotal Study. As indicated in the figure below, the median percent reduction in seizure frequency improved from 44% after one year to 75% at nine years. We believe the substantial improvement in seizure reduction that was observed over time is due, in part, to the brain-responsive nature of our RNS System and the personalized, data-driven, and iterative therapy that it enables.

Median % Reduction in Seizures
44%
53%
58%
62%
63%
67%
72%
73%
75%
Year 1
Year 2
Year 3
Year 4
Year 5
Year 6
Year 7
Year 8
Year 9

Additionally, at nine years, 35% of patients had a greater than 90% reduction in seizure frequency, with some of those patients being seizure-free for years, and 28% had at least one seizure-free period of six months or longer. These improvements were particularly notable given that at baseline the patients in this trial had on average more than 10 disabling seizures a month, with an average of nearly 20 years of epilepsy, and had failed multiple other epilepsy therapies. Overall QOL as well as the sub-domains of the comprehensive QOL score remained significantly improved relative to baseline at each year of treatment.
During this seven-year study 576 SAEs were reported, 93 of which were either associated with the RNS System or were inconclusive as to association with the RNS System. These SAEs included procedural complications (such as device lead revision or damage, skin laceration, fractures from falls, premature battery depletion, wound dehiscence, or implant site erosion), nervous system disorders (such as an increase in complex partial seizures, exacerbation or increase in tonic-clonic seizures, or headaches), implant site infections, device removal, death (nine instances with two for which we were unable to conclude whether there was association with the RNS System).
Post-Approval Study
We have completed enrollment for an FDA-mandated prospective open-label “real-world” study of our RNS System in drug-resistant focal epilepsy patients with a planned follow up period of five years. In this clinical study, our RNS System was implanted in 324 patients across 32 centers. The objectives of the clinical study are to collect additional information on the safety and effectiveness of our RNS System and to analyze patient outcomes and responses according to center experience and stimulation parameters. An interim analysis of 160 patients followed for one year that was presented at the American Epilepsy Society Annual Meeting in 2019 showed a 67% median reduction in seizure frequency compared to baseline, demonstrating significantly better outcomes than were seen in our Feasibility Study and Pivotal Study at that same time point. In addition, 38.5% of patients followed for more than one year experienced a greater than 90% reduction in seizure frequency.
During this five-year study, 112 SAEs were reported, 21 of which were either associated with the RNS System or were inconclusive as to association with the RNS System. These SAEs included nervous system disorders (such as cerebral or intracranial hemorrhage and nerve paralysis), implant site infections, subdural hematoma, psychogenic seizure, and implant site erosion.
Publications and Retrospective Studies
Overall, there are more than 300 publications that provide information related to our RNS System. In addition to reviews and expert opinions on patient selection for RNS System treatment, these publications include studies of treatment outcomes in general and by specific brain regions or causes of epilepsy. Certain of these publications review surgical techniques and safety, as well as strategies for the implant location of the RNS neurostimulator and leads.
Another subset of these publications describes how the long-term iEEG data uniquely provided by our RNS System can offer significant benefits in managing epilepsy patients and driving fundamental research on epilepsy. These publications describe how long-term iEEG data can be used to identify seizure triggers, distinguish epileptic from non-epileptic seizures, inform surgical resection, or provide an early assessment of AED response. Recent analyses of RNS System data describe cycles in seizure activity that were not previously recognized, and propose that these data could assist in forecasting times when patients are at greater risk for seizures.
In addition, a number of these publications are retrospective studies of the “real-world” efficacy and utility of our RNS System, some of which have been supported, in part, by NeuroPace. The largest of these published retrospective studies was a retrospective chart review of 150 patients across eight epilepsy centers who were treated with our RNS System according to the approved indication for use. This study, which was published in July 2020 in Epilepsia, documented median reductions in seizure frequency over three years post-treatment that exceeded those from our Pivotal Study. The median reduction in seizure frequency at one year was 67% (149 patient sample size), which is consistent with the one-year interim results of our Post-Approval Study, and increased to 75% at two years (93 patient sample size) and 82% at three years (38 patient sample size). In addition, 35% of patients had a greater than or equal to 90% seizure frequency reduction at their last follow up visit. We believe the improvement in seizure frequency outcomes between our Pivotal Study and both our Post-Approval Study and this retrospective study demonstrates the utility that our growing body of brain data is providing to drive better and faster seizure reduction outcomes.
Future Studies
We are pursuing studies to support label expansion for our RNS System in additional epilepsy populations. We have IDE approval to conduct an open label study of our RNS System in adolescent patients ages 12 through 17 who have drug-resistant focal epilepsy from one or two foci. The objective of this study is to demonstrate safety and effectiveness in this patient population, and to obtain data on quality of life, neuropsychological function, and social function. Importantly, our RNS System does not require any modifications to conduct this study. We began enrollment in this study in late 2021.
Supported by evidence published in peer-reviewed journals, we also believe that our current RNS System may be able to effectively treat patients with drug-resistant generalized epilepsy. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of IGE and in the second half of 2021, we received IDE approval to initiate a study in IGE. We expect to begin enrollment in mid-2022.
Commercial Strategy
We designed our commercial strategy to primarily target epileptologists and neurosurgeons at Level 4 CECs in the United States. Within Level 4 CECs, epileptologists are the primary specialists who prescribe and manage therapy for drug-resistant focal epilepsy patients and neurosurgeons are the specialists who implant our RNS System. As of April 1, 2019, we estimate that there are approximately 1,200 epileptologists and 400 neurosurgeons associated with the approximately 200 Level 4 CECs in the United States. We also improve flow of appropriate patients to Level 4 CECs with sales and marketing initiatives designed to enhance awareness of our RNS System and increase referrals of drug-resistant epilepsy patients to these centers.
We market and sell our RNS System in the United States through a direct sales organization that consists of sales representatives, known as Therapy Consultants, and clinical and programming support specialists, known as Field Clinical Engineers. Our Therapy Consultants are highly skilled and technically trained with substantial experience launching new disruptive therapies, particularly in neuromodulation, and establishing them as a standard of care by increasing clinician adoption and utilization. Our Field Clinical Engineers have substantial experience training clinicians on the use of sophisticated technology and providing ongoing support for medical centers as they increase adoption of new therapies.

Our commercial organization supported 150 of the approximately 200 Level 4 CECs in completing new patient implant procedures in 2021. We believe that through accelerated growth in headcount and other resources, our commercial organization will have sufficient capacity to establish relationships with the remaining Level 4 CECs in the United States that are not yet using our RNS System and drive increased penetration in new and existing accounts. We do not currently sell our product in markets outside the United States.
Our Therapy Consultants are responsible for developing territory business plans, targeting and onboarding new accounts, and increasing adoption of our RNS System within accounts. In addition, Therapy Consultants support epileptologists and their staff in incorporating our RNS System into their practice, and provide resources to help with patient education, as well as working to expand our referral pathways to increase referrals into Level 4 CECs. Together with our Field Clinical Engineers, they provide information that epileptologists can use to inform the development of appropriate patient selection protocols, and partner with the epilepsy care team to help incorporate our RNS System into their workflow. Our Field Clinical Engineers are responsible for ongoing account management including training clinicians on the use of our RNS System, promoting its benefits within existing accounts, and driving increased clinician utilization.
We support our sales organization with marketing and training initiatives designed to educate clinicians about our RNS System and support clinician adoption at Level 4 CECs. We have developed a robust professional education program that includes educational symposia, fellows training, programming workshops, and peer-to-peer forums. Through webinars, clinical briefs, and scientific conferences, we keep our clinician customers informed about the rapidly growing body of peer-reviewed publications and scientific research involving our RNS System.
Our sales and marketing programs are also designed to increase referrals of drug-resistant epilepsy patients to Level 4 CECs. We estimate that only one in five drug-resistant epilepsy patients receive specialized care at a comprehensive epilepsy center. To drive increased patient flow to Level 4 CECs, we are beginning to scale our market development initiatives to engage epilepsy patients and caregivers through our advocacy partnerships and marketing programs. These programs include digital and social media campaigns, advertising, public relations, patient webinars, community outreach, support groups, and patient ambassador programs. In addition, we plan to increase awareness of our RNS System amongst clinicians who care for epilepsy patients early in their care, including general neurologists and epilepsy specialists who practice outside of Level 4 CECs, through education and outreach designed to expand our referral pathways to drive patient referrals to Level 4 CECs. As we grow awareness and utilization of our RNS System, we plan to continue to enhance our marketing and analytics capabilities to support our growing customer base.
Research and Development
We focus our research and development efforts on advancing the treatment of patients suffering from disabling neurological disorders. These efforts are enhanced by the strong relationships that we have developed with epileptologists and neurosurgeons, as well as other neuroscientists and experts, through our clinical and commercial activities. We believe our brain-responsive RNS System is a platform that can drive a better standard of care for patients suffering from drug-resistant epilepsy, and can also offer a more personalized solution and improved outcomes to the large population of patients suffering from other brain disorders.
Our research and development activities encompass basic research, clinical research and product development. Our research and development team has mechanical, biomedical and electrical engineering, software development, project management, data science, and machine and deep learning expertise. In addition, our clinical organization has expertise as well as extensive experience in clinical trial design and management, data collection, data management, and clinical data analysis. Our clinical team has conducted three prospective clinical studies on our RNS System and completed enrollment in a fourth, prospective Post-Approval Study. We believe the strength and strategic vision of our research and development team, combined with our clinical and regulatory expertise, will continue to drive our leadership position in the emerging category of brain-responsive neuromodulation.
Our near-term research and development efforts are focused on continuing to improve therapy effectiveness, enhancing the patient and provider experience, and expanding the population of patients that can be treated with our RNS System. Our research and development activities have resulted in significant new releases of components of

RNS System that advanced these goals. In 2018, we released a new easy-to-use tablet programmer for clinicians and a new neurostimulator for which the FDA recently approved labeling changes indicating an average battery life of nearly eleven years, an increase from the previous assumption of eight years. In 2020, our neurostimulator received MRI conditional labeling. In 2021, we released our nSight Platform. Our near-term development pipeline includes enhancements that leverage our extensive database of iEEG data and our advanced data analysis and AI capabilities, which provide clinicians with additional information that they can use to enhance their clinical assessment and establish appropriate program settings for each patient. In addition to our near-term efforts, we continue to focus on developing our next-generation neurostimulator and developing new features such as streamlined, remote programming capabilities.
We also maintain and will continue to build an intellectual property portfolio covering brain responsive neuromodulation and AI assessment of brain data. In the future, we intend to leverage these assets to expand into other brain disorders that we believe could benefit from the physiologic and engineering advantages made possible by our brain-responsive neuromodulation solution.
Coverage and Reimbursement
We derive substantially all of our revenue from sales of our RNS System, including both initial and replacement devices, to the hospital facilities, which are typically Level 4 CECs, that implant our RNS System in the United States. These facilities, in turn, bill third party payors, including private insurers, Medicare or Medicaid on a per procedure basis including for the implant procedure and post-implant programming and iEEG data review.
Given the relatively young average age of our patient population, many of our patients do not qualify for Medicare. As such, the third party payor mix for patients implanted with our RNS System has historically been more heavily weighted toward private insurers. As of December 31, 2021, commercial insurance companies that address over 200 million covered lives in the United States have positive written coverage policies for responsive neuromodulation for drug-resistant focal epilepsy, which includes our RNS System. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage.
Initial implantation of our RNS System takes place in a single hospital inpatient procedure. Hospitals are generally reimbursed for inpatient procedures based on Medicare Severity Diagnosis Related Group, or MS‐DRG, classifications derived from ICD-10 codes that describe the patient’s diagnoses and procedure(s) performed during the hospital stay. One single MS‐DRG payment is intended to cover all hospital costs associated with treating an individual during his or her hospital stay, with the exception of clinician charges associated with performing medical procedures, which are reimbursed through CPT codes and payments. While these MS-DRG and CPT codes are generally employed by both private insurers and government payors, the payment rates typically differ substantially, with private insurers generally providing reimbursement at higher rates than Medicare or Medicaid.
Hospitals code for implantation of our RNS System neurostimulator and implantation of the leads using separate ICD-10 procedure codes. When combined with an ICD-10 diagnosis code for epilepsy, the codes map into MS-DRG 023 for payment to the hospital. In federal fiscal year 2022, which runs from October 2021 through September 2022, we expect the Medicare average payment rate for MS-DRG 023 at our Level 4 CEC accounts to be approximately $50,850. We believe that most DBS procedures for epilepsy map into MS-DRG 024 and we expect the Medicare average payment rate at Level 4 CECs for this code will be approximately $35,700.
The neurosurgeons who implant our RNS System may seek reimbursement for their services using a variety of Category I CPT codes, depending on the type of leads implanted. These codes include CPT code 61886 for implantation of a two lead system in addition to CPT codes 61850 or 61860 for cortical leads or CPT codes 61863 and 61864 for depth leads. We believe these codes for depth leads are the same CPT codes used for reimbursement of physician services for epilepsy DBS procedures. Based on 2022 Medicare national average payment rates, we expect that physician reimbursement under appropriate combinations of these codes may be between approximately $2,500 to $2,700 per procedure for our RNS System and approximately $2,700 for epilepsy DBS procedures. We believe physician services for the VNS implantation procedure are reimbursed under CPT code 64568 which is associated with a 2022 Medicare national average payment rate of approximately $600.
When the battery in our RNS neurostimulator reaches end of service the neurostimulator is typically replaced in a hospital outpatient procedure. Reimbursement for the facility in the outpatient setting is determined by CMS’ comprehensive Ambulatory Payment Classification, or APC, system which assigns codes specifically related to a single procedure. Hospitals receive outpatient reimbursement based on the APC group assigned to the physician service or procedure performed, which are described by CPT codes. Our RNS System replacement procedure is coded with a Category I CPT code, which maps into APC-5465 for payment to the hospital, and we believe this is the same code used for the initial implant procedure for VNS. In 2022, we expect the Medicare average payment rate for APC-5465 at our Level 4 CEC accounts to be approximately $31,300. The neurosurgeon is also reimbursed for services related to the replacement procedure based on the CPT code reported.
After implantation of our RNS System, the patient’s ongoing care, including device programming and data review, is typically managed by an epileptologist or other qualified clinician. The patient’s managing physician is able to seek reimbursement for programming on an as needed basis. The physician can also seek reimbursement a maximum of once every 30 days for in-person or remote review of iEEGs, which are also referred to as electrocorticograms, or ECoGs. The codes utilized for device programming for both RNS and DBS are CPT codes 95983 and 95984 and the code for ECoG review is CPT code 95836. We believe this CPT code for ECoG review is only applicable to our RNS System as it is currently the only commercially available implanted brain neuromodulation system that records, stores, and enables online review of the patient’s ECoG data.
Based on 2022 Medicare national average payment rates, reimbursement under CPT codes 95983 and 95984 is expected to range from $52 to $97, depending on length of programming time. Reimbursement under CPT code 95836 is expected to be approximately $108 for ECoG review. Accordingly, physician reimbursement for device programming and ECoG review during a typical RNS System follow-up visit could range from $160 to $205. We believe physicians submit claims for VNS device programming using code 95976 or 95977, depending on the number of device parameters changed. Based on Medicare national average payment rates, payment under these codes is expected to range from $41 to $54.
Competition
Our industry is competitive and has been evolving rapidly with the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy and we currently market our device primarily to the clinicians within Level 4 CECs that treat these patients. In this patient population, there are two primary treatment options: (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to trial new therapeutic drugs that become available from time to time. However, none of the AEDs that have been approved in the last decade have been demonstrated to show additional sustained effectiveness beyond that of the established AEDs.
We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our competitors are LivaNova plc, which manufactures the VNS System and Medtronic plc, which manufactures the DBS System. These competitors are larger, well-capitalized companies with significant resources, which may include:
•established sales and marketing programs and networks, including internationally;
•broad product portfolios;
•long operating histories;
•established relationships with healthcare professionals;
•established manufacturing scale and supplier networks;

•financial resources for product development; and
•name recognition.
In addition to competing for market share, we also compete against these companies for qualified personnel.
We believe that our RNS System is a paradigm-shifting approach to treating drug-resistant focal epilepsy. By continuously monitoring the brain’s electrical activity, recognizing and responding to patient-specific seizure onset patterns, and recording ongoing iEEG data that clinicians can use to optimize patient care, we believe our RNS System addresses the primary unmet needs in epilepsy care today. We compete primarily on the basis that our system is designed to offer superior tolerability and efficacy to other neuromodulation approaches, as well as access to continuous brain data. Our continued success depends on our ability to:
•continue to demonstrate safety and efficacy in our Post-Approval Study and in ongoing commercial use;
•expand our footprint of Level 4 CECs implanting our RNS System and increase utilization in new and existing CECs;
•increase the number of epileptologists recommending and the number of neurosurgeons implanting our RNS System;
•drive awareness to increase the number of drug-resistant epilepsy patients referred to Level 4 CECs by expanding our referral pathways;
•maintain adequate reimbursement for procedures using our product;
•attract and retain skilled research, development, sales and clinical personnel;
•continue to innovate in order to improve therapy effectiveness and enhance the patient and provider experience;
•obtain and maintain regulatory clearances and approvals, including for expanded indications;
•cost-effectively manufacture, market and sell our product; and
•obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.
Intellectual Property
Our commercial success depends in part on our ability to obtain and maintain intellectual property protection for our RNS System and any future products, to prevent others from infringing, misappropriating, or otherwise violating our intellectual property rights, to defend and enforce our intellectual property rights, and to operate without infringing, misappropriating, or otherwise violating valid and enforceable intellectual property rights of others. We actively seek to protect intellectual property that we believe is important to our business, which includes patents covering the components of our RNS System and the methods used for optimizing the therapy that our RNS System delivers. We also seek patent protection for other processes and inventions that are commercially or strategically important to developing and maximizing the value of our enterprise. We take steps to build and maintain the integrity of our brand, for example, with trademarks and service marks, and we seek to protect the confidentiality of trade secrets that may be important to the development of our business. We rely on a strategy that combines the use of patents, trademarks, trade secrets, know-how, and license agreements, as well as other intellectual property laws, employment, confidentiality and invention assignment agreements, and contractual protections, to establish and protect our intellectual property rights.

Patents
Patent Portfolio
Our patents and patent applications assert claims generally related to devices, methods and systems. As of December 31, 2021, we owned 128 issued U.S. patents and 17 non-provisional patent applications pending in the U.S. Patent and Trademark Office, or the USPTO. Of our U.S. patents, 26 have claims that cover our current RNS System or related products, such as the system itself and methods of using it, as well as the brain leads, lead connector, neurostimulator tray or ferrule, and elements used in the manufacture of the same. Eight patents have expired in January and February of 2022 and the rest of the patents have anticipated expiration dates ranging from April 2022 to November 2034. Additionally, 102 of our U.S. patents and 14 pending applications have claims directed to: detecting anomalous brain activity and the source thereof; modulating brain activity - such as with electrical stimulation - to treat disorders and diseases of the nervous system; efficient communication or data transfer between implantable and external components of a neuromodulation system; the use of data to optimize therapy outcomes, such as by using artificial intelligence and deep learning techniques; and various combinations thereof. These other 102 U.S. patents have anticipated expiration dates ranging from January 2022 to August 2039. We own six issued foreign patents, including in Canada, Australia, the U.K., and Germany directed to systems and methods for modulating brain activity. The six foreign patents are expected to expire in October 2028. The anticipated expiration dates are without taking into account all possible patent term adjustments, extensions, or abandonments, and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology.
We cannot ensure that patents will issue from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology.
Patent Strategy
Our patent strategy is to seek patent protection for our inventions and to preserve our options to file additional applications pursuing claims covering specific commercial embodiments of the inventions, assuming these are strategically valuable. We also file patent applications covering innovations and developments to prevent third parties from developing competing products. Additionally, where appropriate, we file patent applications covering inventions related to new technologies or novel applications of our products and processes in areas beyond the scope of where we are focusing our resources in the near term, in order to preserve optionality as our business grows and to prevent third parties from expanding their reach. From time to time, we may also in-license or out-license patents in accordance with our patent strategy. For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel, as well as our business model and needs are also considered.
We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors. The patent positions of medical device companies like ours are generally uncertain and involve complex legal, scientific, and factual questions. The protection afforded by a patent varies on a product-by-product basis, from jurisdiction-to-jurisdiction, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of patent term adjustments and extensions, the availability of legal remedies, and the validity and enforceability of the patent.
In addition, the coverage claimed in a patent application can be significantly narrowed before the patent is issued, and patent claims can be reinterpreted or further altered even after patent issuance. We cannot predict whether the patent applications we are currently pursuing will issue as patents or whether the claims of any issued patents will provide sufficient protection from competitors. A competitor could develop systems, devices, or methods of manufacture or treatment that are not covered by our patents. Accordingly, our ability to stop third parties from commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, maintaining, defending, and enforcing patent claims that adequately cover our inventions.
Our commercial success will also depend, in part, on not infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. Third parties own numerous patents in the U.S. and in jurisdictions outside the U.S. with claims directed to inventions in the fields in which we operate or plan to operate. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, seek licenses, cease certain activities, or participate in USPTO proceedings. Moreover, such licenses may not be available on commercially reasonable terms or at all. Our breach of any license agreements or failure to obtain a license necessary to our business may have a material adverse impact on us.
On July 27, 2005, we entered into a cross-license agreement, or the Cross-License, with Medtronic, Inc., or Medtronic, directed to patent families in a field of use that is generally aligned with our business interests, including direct electrical stimulation or monitoring of the brain via electrodes attached to or implanted in the head for the treatment or diagnosis of epilepsy and other disorders, or the Field. Under the terms of the Cross-License, Medtronic granted to us a royalty-bearing, worldwide, non-exclusive, license in the Field to certain patent families owned or controlled by Medtronic or acquired by or licensed to Medtronic. In turn, we granted to Medtronic a royalty-bearing, worldwide, non-exclusive license in the Field to certain patents owned or controlled by us or acquired by or licensed to us. The term of the Cross-License extends through the life of the licensed patents, unless it is extended by the parties or otherwise terminated early pursuant to its terms. The Cross-License provides that each party may terminate the Cross-License if the other party materially breaches the Cross-License and does not cure the breach within a specified period of time.
Trademarks
Our trademark portfolio is designed to protect the brands of our RNS System and any future products. As of December 31, 2021, we own 26 trademark registrations, four of which are U.S. trademark registrations and the rest in various other countries or regions. We own trademark registrations for “NeuroPace,” the “NeuroPace” logo, and “RNS” in the United States and various other countries, and “WINDOW TO THE BRAIN” in the U.S.
Trade Secrets
We also rely on trade secrets relating to our product and technology, and we maintain the confidentiality of such proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality and invention assignment agreements with employees, contractors, consultants, suppliers, customers, and other third parties, who have access to such information. These agreements generally provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances.
For more information regarding the risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
Manufacturing and Supply
We currently manufacture our RNS System at and distribute all of the components of our RNS System from our approximately 53,000 square foot facility in Mountain View, California. This facility provides approximately 20,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. We believe our existing facility will be sufficient to meet our current and near-term manufacturing needs.
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States. The FDA monitors compliance with the QSR through periodic inspections of our facilities and may include our suppliers’ facilities as well. We are also subject to applicable state and local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.
Our failure, or the failure of our suppliers, to maintain acceptable quality requirements could result in substantial fines, the shutdown of our manufacturing operations or the recall of our components of our RNS System, which would harm our business. In the event that one of our suppliers fails to maintain acceptable quality requirements, we may have to find and qualify a new supplier and could experience a material adverse effect to our manufacturing operations and result in manufacturing delays.
We believe our quality management system is compliant with FDA Quality Systems Regulations. We have been an FDA registered medical device establishment since 2014 and California licensed medical device manufacturer since 2004. We moved to our current Mountain View, California facility in March 2012.
The FDA conducted a PMA pre-approval inspection of our manufacturing facility in Mountain View, California prior to our PMA approval, as well as an establishment inspection in September 2014 which resulted in no 483 observations. We were accepted into the FDA Voluntary Improvement Program in 2018 and we are in our fifth year of participation in the program. The FDA Voluntary Improvement Program is part of the FDA’s Case for Quality Program. As a participant in this program, we have an on-site appraisal once a year during which an appraisal team assesses our processes to determine areas for improvement, and we have subsequent quarterly check-in assessments that are designed to discuss our progress in continuous improvement. For companies that participate in this program, the FDA forgoes conducting routine facility inspections and pre-approval inspections in order to allow participants to shift resources to innovation and improvement efforts. We believe that we are in compliance, in all material respects, with applicable FDA and QSR requirements.
The materials, components, and sub-assemblies of our RNS System, as well as manufacturing services, are provided by qualified and approved suppliers, most of which are single source suppliers. For example, Micro Systems Technologies Management AG and Greatbatch Ltd are single source suppliers of key components of our products, including printed circuit assemblies and batteries. Other qualified and approved suppliers provide additional components, materials, and services, which include silicone adhesive, integrated circuits, and other components. We typically maintain several months’ worth of inventory on critical components. From time to time we have experienced issues with our suppliers. To date, these issues have not had a material impact on our operations. We estimate that qualifying a second source supplier would be a lengthy process. Our suppliers are evaluated, qualified and approved through our supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality and regulatory requirements.
Order quantities and lead times for materials, components, and sub-assemblies purchased from suppliers are based on our forecasts derived from historical demand and anticipated future demand. We perform assembly, testing, inspection and final release activities for our RNS System at our Mountain View, California facility.
Government Regulation
Regulation of Medical Devices in the United States
Our RNS System and our operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing and research, manufacturing, safety, efficacy, packaging, labeling, storage, record keeping and reporting, clearance or approval, adverse event reporting, advertising, marketing, distribution, promotion, import and export and post-marketing surveillance, to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket applications, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
FDA Premarket Clearance and Approval Requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA approval of a PMA, clearance of a 510(k) premarket notification, or grant of a de novo request for classification. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to provide reasonable assurance of its safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device, making changes to the device, or otherwise using the device.
Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, or MDRs, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I or low risk devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.
Class II devices are moderate risk devices subject to the FDA’s general controls, and any other “special controls” deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries, or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, though certain Class II devices are exempt from this premarket review process. When required, the manufacturer must submit to the FDA a premarket notification, or 510(k), submission demonstrating that the device is “substantially equivalent” to a legally marketed device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements.
Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA, application is required before marketing of a Class III device can proceed. As with 510(k) submissions, unless an exemption applies, PMA submissions are subject to user fees. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application is required, which is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from preclinical studies and clinical trials.
Some pre-amendment devices (devices that were on the market prior to May 28, 1976) are unclassified, but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.
PMA Approval Pathway
Our RNS System is a Class III device, which required PMA approval before it could be marketed. Additionally, there are certain pre-amendment Class III devices for which the FDA has not yet required a PMA, which are cleared through the 510(k) process. The PMA process is generally more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is reasonably safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review may take and often takes significantly longer, sometimes taking up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical trial that supported PMA approval or requirements to conduct additional studies post-approval. The FDA may also condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.
Certain changes to an approved device, such as changes in manufacturing facilities, certain suppliers, methods, or quality control procedures, or changes in the design performance specifications, that affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. Changes to our existing product or the development of new products may require the approval of a PMA or additional submissions of PMA supplements.
510(k) Marketing Clearance Pathway
One of the components of our RNS System, our Burr Hole Cover, which may be used to cover the incision site for depth leads, is subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a pre-amendment device, a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics, or (ii) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence sometimes, but not always, requires clinical data.
Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k) submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information within 180 days before the FDA will proceed with additional review of the submission. Once the 510(k) submission is accepted for review, by regulation, the FDA has 90 calendar days to review and issue a determination. As a practical matter, clearance may take and often does take longer. Upon review, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.
If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, that the device has a new intended use or different technological characteristics that raise different questions of safety or effectiveness when the device is compared to the cited predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. If the FDA determines that the information provided in a 510(k) submission is insufficient to demonstrate substantial equivalence to the predicate device, the FDA generally identifies the specific information that needs to be provided so that the FDA may complete its evaluation of substantial equivalence, and such information may be provided within the time allotted by the FDA or in a new 510(k) submission should the original 510(k) submission have been withdrawn.
After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) submission is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) marketing clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.
De novo Classification
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a de novo classification. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A medical device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent or a manufacturer may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 calendar days following receipt of the de novo application, although in practice, the FDA’s review may take significantly longer. During the pendency of the FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request for classification if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request for classification. When the FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification. We currently do not have any products with a de novo classification.
Clinical Trials
Clinical trials are typically required to support a PMA, oftentimes for a de novo request for classification, and are sometimes required to support a 510(k) submission. As has and continues to be required for our RNS System, all clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, like our RNS System, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating, or treating disorders or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A clinical trial may begin 30 days after receipt of the IDE by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Acceptance of an IDE application for review does not guarantee that the FDA will approve the IDE and, if it is approved, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
In addition, the clinical trials must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.
If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required. Abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements also apply to non-significant risk device studies.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices, or on making safety or effectiveness claims for them. The clinical investigators in the clinical trial are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all applicable reporting and record keeping requirements.
Additionally, after a trial begins, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.
Post-market Regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•Annual Reports: As is required for our RNS System, continued FDA approval may be contingent upon the submission of periodic reports, required under 21 CFR 814.84, at intervals of one year (unless otherwise specified) from the date of approval of the original PMA;
•Post-Approval Study Report: As is required for our RNS System, continued FDA approval may also be contingent upon the submission of Post-Approval Study data, as requested by the FDA;
•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers and contract manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In general, if the FDA determines that our promotional materials, technical guidance, or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training, technical guidance, or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional, technical guidance, or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.
Manufacturing processes for commercial products are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, design history file, device history records, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products, which would harm our business. The discovery of previously unknown problems with our product, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a clinician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement, refunds;

•recall, detention or seizure of our RNS System or any future products;
•operating restrictions or partial suspension or total shutdown of production;
•refusal of or delay in granting our requests for 510(k) clearance or PMA approval of new products or modified products;
•operating restrictions;
•withdrawing 510(k) clearance or PMA approvals that are already granted;
•refusal to grant export approval for our RNS System or any future products; or
•criminal prosecution.
Other Healthcare and Privacy Laws
Our RNS System and our operations are also subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations.
Violations of these laws can lead to significant civil and criminal penalties, including fines, disgorgement, imprisonment and exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the forced curtailment or restructuring of our operations. These laws are applicable to us as a medical device company and also apply to hospitals, epileptologists, neurologists, neurosurgeons, and other potential purchasers or users of our RNS System or any future products.
In particular, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including, for example, gifts, discounts, coupons, the furnishing of supplies or equipment, provision of items or services with independent value such as administrative support, credit arrangements, payments of cash, waivers of payments, ownership interests, relieving a referral source of a financial or administrative burden, and the provision of anything at less than its fair market value. The federal Anti- Kickback Statute and implementing regulations provide for certain narrow exceptions and “safe harbors” for certain defined practices including discounting, rebating or personal services arrangements, among other things. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of federal Anti- Kickback Statute, constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.
Violations are also subject to civil monetary penalties, which can be further assessed under the federal False Claims Act. Violations of the federal Anti-Kickback Statute may also result in civil and criminal penalties, including criminal fines and imprisonment, or exclusion from Medicare, Medicaid or other governmental programs.
Certain arrangements between medical device companies and referring, or prescribing clinicians have been identified in fraud alerts issued by the OIG as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a medical device company to a referral source could be prohibited under the Stark Law (described below) unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to medical device companies.

Other federal healthcare fraud-related laws also provide criminal liability for violations. The Criminal Healthcare Fraud statute (18 U.S.C. § 1347) prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including payors. Federal criminal law at 18 U.S.C. § 1001, among other sections, prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. These laws can apply to entities that provide information on coverage, coding, and reimbursement of their products and assistance with obtaining reimbursement to persons who bill payors. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. In addition, various states have enacted false claim laws analogous to the federal False Claims Act.
The Civil Monetary Penalty Act of 1981 imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.
The Stark Law prohibits payments made by a clinician (as defined under such law) to a medical device company in exchange for the delivery of a product or provision of a services, presenting or causing to be presented claims to Medicare and Medicaid for products or services referred by clinicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the medical device company manufacturing the product or delivering the service, unless an exception applies. Similarly, medical device companies may not bill Medicare for services furnished pursuant to a prohibited self- referral. Any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties and possible exclusion from participation in federal governmental payor programs. Sanctions for violating the Stark Law include denial of payment, civil monetary and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for additional penalties for a circumvention scheme. In addition, many states, including California, also have state anti-“self-referral” and other laws that are not limited to Medicare and Medicaid referrals, with which we must comply.
HIPAA also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Federal Physician Payments Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of devices, drugs, biologics, kits that required FDA approval or clearance, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties, which can be increased for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners.
Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and other professions and employing or engaging physicians and other professionals to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed professional. Violation of these corporate practices of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings and programs and criminal penalties. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program.
Laws Governing Foreign Business Activities
We are subject to the Foreign Corrupt Practices Act of 1977, as amended, or FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Other U.S. companies in the medical device and pharmaceutical field have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with foreign government officials. We may also become subject to similar anti-bribery laws in other jurisdictions in which we decide to operate, including the United Kingdom’s Bribery Act of 2010, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. We may also become subject to a wide variety of other foreign laws, rules, regulations and standards, such as the European Union General Data Protection Regulation (EU) 2016/679, or the GDPR, and other foreign data privacy and security laws, rules, regulations and standards (including as described below). Violations of these laws could result in severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures. Any violations of these laws, or allegations of such violations, could involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business operations and revenue.
U.S. Centers for Medicare and Medicaid Services
Medicare is a federal program administered by CMS through fiscal intermediaries, Medicare Administrative Contractors and carriers. Available to individuals age 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedures of implanting or using our RNS System could have a material effect on our performance.
CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy persons. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement vary from state to state and is subject to each state’s budget restraints. Changes to the availability of coverage, method or level of reimbursement for our RNS System and supplemental procedures may affect future revenue negatively if reimbursement amounts are decreased or discontinued.
All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers, including those paid for the implantation of our RNS System and supplemental procedures.
United States Health Reform
Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our RNS System and future products. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our RNS System and future products. The Affordable Care Act substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts our industry. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our RNS System and any future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our RNS System and any future products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our RNS System and any future products.
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. The Further Consolidated Appropriations Act, signed into law on December 20, 2019, has repealed the medical device excise tax and as a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We continue to evaluate the full impact that the Affordable Care Act will have on our business. The Biden Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, amendment and expansion. During its history, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act, such as enactment of the Tax Cuts and Jobs Acts, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance, known as the individual mandate. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. It is unclear whether such litigation and other efforts to repeal and replace the Affordable Care Act will be successful.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. The provisions of the CARES Act were not materially impactful on our tax positions.
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 expanding the definition of covered employees as defined under IRC Section 162(m). The provisions under the expanded definition of covered employees have been considered and were determined not to be materially impactful on our tax positions.
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed by the Biden administration or what the impact of such changes on our business, if any, may be. Further, it is possible that additional governmental action is taken in response to the ongoing COVID-19 pandemic. Certain of these changes could impose additional limitations on the rates we will be able to charge for our RNS System and future products or the amounts of reimbursement available for our RNS System and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.
HIPAA and Other Privacy Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA also requires business associates and their subcontractors, such as independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity, of covered entities to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure. In addition, companies, such as many medical device companies, that would not otherwise be subject to HIPAA may become contractually obligated to follow certain HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to comply with certain of these provisions.
The HIPAA privacy regulations cover the use and disclosure of protected health information by covered entities as well as business associates and associated companies, which are defined to include subcontractors that create, receive, maintain, or transmit protected health information on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered entity, including the right to access or amend certain records containing protected health information, or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of protected health information that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose protected health information is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information or insofar as such state laws apply to personal information that is broader in scope than protected health information as defined under HIPAA.
For HIPAA covered entities and business associates, HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured protected health information, or PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, under HIPAA, if the PHI of 500 or more individuals is improperly used or disclosed, such improper use or disclosure would have to be reported to the U.S. Department of Health and Human Services, or HHS, which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties and/or imprisonment.
HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit in civil court for violations of HIPAA, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.
Further, many states have implemented similar privacy laws and regulations that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA.
As a company that maintains a substantial amount of patient-level data and interacts frequently with both Covered Entities and Business Associates, we may have certain obligations regarding the use and disclosure of any PHI that may be provided to us or data that is generated by us. If we or our operations are found to be in violation of HIPAA, HITECH or their implementing regulations, and similar state laws, we may be subject to significant penalties, including civil, criminal and administrative penalties, fines, imprisonment and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations.
We are also subject to numerous other federal, state and foreign laws, rules, regulations and standards, including consumer protection laws and regulations that govern the collection, dissemination, use, access to, confidentiality and security of patient health and other personal information. For example, the California state legislature passed the California Consumer Privacy Act, or the CCPA, in 2018 which regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information, including requiring covered companies to provide new disclosures to California residents, and affords such residents new abilities to opt-out of certain sales of personal information. The CCPA went into effect on January 1, 2020, and while aspects its interpretation remain to be determined in practice, we are committed to complying with its obligations. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information that may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted. We cannot yet fully predict the impact of the CCPA on our business or operations, but developments regarding the CCPA and all privacy and data protection laws may require us to modify our data policies and practices and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Moreover, a new privacy law, the California Privacy Rights Act, or the CPRA, – a consumer privacy ballot initiative that amends and expands the CCPA -- was recently passed. The CPRA affords California residents significantly more control over their personal information, imposes heightened compliance obligations on covered companies, and establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s substantive provisions become effective January 1, 2023, and new regulations are expected to be introduced in 2022. Importantly, certain of CPRA’s provisions impact personal information collected during the ramp-up period, on or after January 1, 2022. While aspects of the CPRA and its interpretation remain to be determined in practice, they create further uncertainty and may result in additional costs and expenses in an effort to comply.

In addition, Congress and various other states are considering new laws and regulations regarding the privacy and security of heath and other personal information to which we may become subject. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We are also subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about individuals. We intend to continue to protect all personal information in our control and to comply with all applicable laws regarding the protection of such information.
In addition, as noted above, we are planning for regulatory clearances in non-U.S. jurisdictions, including the EU, Canada, and Japan, and therefore would be subject to non-U.S. data privacy and security laws, rules, regulations and standards as our operations expand. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S. and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from clinical trial sites located in the EEA to the U.S. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric, or health data.
For more information regarding the risks related to data privacy and security, please see “Risk Factors—Our collection, use, storage, disclosure, transfer and other processing of sensitive, and personal information, could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations and prospects.”
Human Capital Resources
NeuroPace was founded with a mission to transform the lives of people living with brain neurologic disorders. We are focused on developing high quality products that address critical patient needs and maintaining a work environment where employees are respected and encouraged to excel. As of December 31, 2021, we had 166 employees, 60% of whom are in our Mountain View, CA headquarters with the rest located throughout the United States. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have strong employee relations.
Culture and Values
We strive to create a respectful work environment characterized by open communication and trust. As employees of NeuroPace, we each uphold the following core values that drive our culture and define the way we do business:
•Innovation: We develop world class technology

•Integrity: We do what’s right
•Leadership: We are becoming the standard of care
•Patient Focus: We transform lives
•Science: We enable fundamental discoveries
It is our philosophy to foster open communication. Employee input on ways to improve our business strategy and tactics, work environment and organization is valued and encouraged. We believe that our ability to provide employees with a dynamic and challenging environment where they are empowered to succeed and accountable to lead further drives a culture embedded in our values.
Business Ethics
We are committed to conducting our business activities with employees, consultants, patients, vendors, customers, communities, and stockholders with integrity and fairness and in accordance with the highest ethical standards. We believe that our conduct has a direct impact on our reputation, our brand, and our stakeholders. We are focused on ensuring that our legal, compliance, and risk mitigation protocols further enhance our ability to comport ourselves with the highest levels of ethical standards.
Talent Attraction, Retention and Engagement
We have a strong employee value proposition that leverages our unique patient-driven culture, collaborative working environment, shared sense of purpose, desire to do the right thing and ground-breaking work, to attract talent to our Company. By focusing on individual performance, as well as teamwork and collaboration, we believe that we foster an environment that helps employees excel as individuals and as team members. Eighty-two employees, or 49% of our workforce, have been at NeuroPace for at least five years. To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional development. For example, we utilize both instructor-led training and online learning to deliver proprietary, targeted training courses designed to position our commercial organization at the cutting edge of neuromodulation. For our talent pipeline development, we utilize a variety of tools and work closely with individual business functions to provide training and hands-on support for managers and leaders for assessing talent, identifying development opportunities, and discussing succession planning.
Communication is also key to our employee development and retention. We hold regular all-hands meetings designed to keep our employees informed and engaged. We also employ employee engagement surveys through which we incorporate critical employee feedback into our culture, operations, and strategic plans.
Compensation Philosophy
We strive to provide comprehensive and competitive compensation packages, including cash, equity, benefits and services that attract, motivate and retain exceptional employees. Compensation is driven by local market conditions, internal equity, and employee performance.
Health and Wellness
We offer a comprehensive benefits package including: 401(k) plan, medical, dental, and vision insurance, life and long-term disability insurance, health care and child care spending accounts, Section 529 college savings plan, three weeks paid vacation for most employees at start, eleven paid holidays, and PTO for sick time and family emergencies. Other benefits include: health club and health class memberships, patent awards program, anniversary awards, casual dress – everyday, company picnics, parties and barbecues, fully stocked kitchen, and more.
Corporate and Available Information

We were incorporated under the laws of the state of Delaware in November 1997 under the name NeuroPace, Inc. Our principal executive offices are located at 455 N. Bernardo Avenue, Mountain View, California 94043, and our telephone number is (650) 237-2700.
Our website address is www.neuropace.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We file electronically with the U.S. Securities and Exchange Commission, or SEC, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.neuropace.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our audited financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.
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
Certain U.S. governmental authorities and certain hospitals have recommended, and in certain cases required, that various elective procedures, including implant procedures for our RNS System, be suspended or canceled to avoid nonessential patient exposure to medical environments and potential infection with COVID-19 and to focus limited healthcare resources and personnel capacity toward the treatment of COVID-19 patients. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic procedures. These actions have resulted in an adverse impact to our ability to sell our RNS System to new and existing customers, customer adoption of our RNS System, and customer use of our RNS System. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. Our sales were particularly negatively impacted in the third and fourth quarters of 2021, and given the dramatic increase in COVID-19 infections in the beginning of 2022, we expect the COVID-19 related adverse impact to continue into 2022. Specifically, in the third quarter of 2021 and in part as a result of the COVID Delta variant, our business was negatively impacted by decreased and delayed procedures being performed to implant our RNS System, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as increased vacation demand as a result of loosening travel restrictions and hospital staffing shortages, which we believe may continue throughout the pandemic. We saw additional impact in the fourth quarter as a result of continued Delta variant headwinds and new headwinds from the emerging Omicron variant. We expect to see additional impact from the Omicron variant in the first quarter of 2022. We may also continue to see an impact on the sales of our RNS System as a result of hospital staffing shortages as well as seasonality, which, as COVID variants continue to emerge and certain pandemic restrictions are tightened then relaxed and physicians and patients take vacations, may result in additional reduction in both preimplantation diagnostic procedures as well as RNS implant and replacement procedures.
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
Our key personnel and other employees have and could continue to be affected by COVID-19. Illness, or the fear of illness, in our workforce as a result of COVID-19, have resulted and may result in reduced availability and productivity. In addition, we may take cost saving measures that lead to reductions in force, furloughs, or altered job responsibilities. These measures could reduce the efficiency of our operations or prove insufficient. Additionally, we have delayed and reduced, and may continue to delay or reduce, certain critical research, development, capital spending, and other projects as a result of COVID-19, which will delay the completion of such projects.
We rely on strong working relationships with epileptologists, neurosurgeons and other medical professionals, as well as the support of key opinion leaders, to market our RNS System. Our sales and marketing personnel rely significantly on in-person and onsite access to clinicians and hospital facilities, primarily Level 4 CECs and programming centers, which has been and continues to be restricted as hospital facilities respond to new COVID variants, including the Delta and Omicron variants, by reducing access to essential personnel and patients. The COVID-19 pandemic has restrained, and will likely continue to restrain, access to clinicians and hospital facilities by our sales and marketing team, which will harm our ability to contract with new Level 4 CECs or programming centers, expand our reach within Level 4 CECs and programming centers, and drive referrals to Level 4 CECs. These restrictions have harmed our sales and marketing efforts, and continued restrictions would have a negative impact on adoption of our RNS System and, as a result, a negative impact on our sales, results of operations and financial condition.
Limited supplies of vaccines, including booster shots, personal protective equipment and COVID-19 testing supplies may further reduce onsite access for our personnel and may delay the lifting of restrictions on elective procedures, including implant procedures for our RNS System.
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at Level 4 CECs, increasing adoption of our RNS System across Level 4 CECs, and driving utilization by clinicians within Level 4 CECs. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Additionally, our RNS System is primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. Therefore, we are dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to expand the population of patients we can treat with our RNS System, as well as the number of physicians that can prescribe and the number of centers at which neurosurgeons can implant our RNS System, but there can be no assurance that we will succeed.
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
•our reputation among clinicians, patients and hospital facilities;
•our ability to predict product performance;
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System at Level 4 CECs, our ability to develop and maintain relationships with programming centers, and our ability to expand referral pathways to Level 4 CECs;
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
Our commercial success will depend on a continued flow of patient referrals to Level 4 CECs from treating primary care physicians, neurologists, and other healthcare providers and from caregiver support and encouragement around physician referrals and self-referrals to Level 4 CECs. If we are unable to successfully expand our referral pathways to achieve an increased patient referral pipeline into Level 4 CECs, our sales, business, financial condition and results of operations would be harmed.
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
•natural or other disasters, global pandemics, labor disputes, financial distress, lack of raw material supply, issues with facilities and equipment, international conflict or war, or other forms of disruption to business operations affecting our manufacturer or its suppliers;
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
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, including Level 4 CECs. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new Level 4 CECs, and increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System within each Level 4 CEC. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
•expand our referral pathways;
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
The rate of adoption and sales of our products are also influenced by clinician perceptions. Negative perceptions of our products by clinicians, including due to negative clinical data, could result in decreased adoption or use of our products, which would harm our business, financial condition, and results of operations. Additionally, if key opinion leaders who support our products cease to recommend our products, our business, financial condition and results of operations will be harmed. Further, if we cannot maintain strong working relationships with clinicians and continue to receive their advice and input, the marketing of our products could suffer, which could harm our business, financial condition and results of operations. The COVID-19 pandemic and related restrictions on access to clinicians as well as hospital staffing shortages have impacted, and will likely continue to impact, our ability to maintain such relationships. Finally, although we have demonstrated the safety, effectiveness and clinical advantages of our products in pivotal clinical studies, neuromodulation is still a relatively new approach to treating drug-resistant focal epilepsy. The results of clinical studies of the products conducted to date and from commercial use do not necessarily predict future results. Any negative long-term results or adverse events from use of our products that arise in the future could harm our business, financial condition, and results of operations.
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
We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, clinical trial specialists and other highly skilled personnel and to integrate current and additional personnel in all departments. The turnover of members of our senior management, sales and marketing professionals, engineers, scientists and clinical trial specialists could impact decision-making and could result in delays in product development and harm our business.
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
As of December 31, 2021, we had 166 employees. As our sales and marketing strategies develop and as we continue our transition of operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are seeking expanded FDA labeling for our RNS System to be able to treat patients between the age of 12 and 17 with drug-resistant focal epilepsy, as well as patients with generalized drug-resistant epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed.
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

•challenges enforcing our contractual and intellectual property rights as well as intellectual property theft or compulsory licensing, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States; and
•business interruptions resulting from geopolitical actions, including tariffs, war and terrorism.
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
We are subject to many diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they may require us to comply with through contractual obligations. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA, which became effective on January 1, 2020, regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information. The CCPA requires covered companies to, amongst other things, provide new and additional disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to access their personal information and opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA was amended in September 2018 and November 2019, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. Moreover, a new privacy law, the California Privacy Rights Act, or the CPRA – a consumer privacy ballot initiative that amends and expands the CCPA – was recently passed. The CPRA affords California residents significantly more control over their personal information, imposes heightened compliance obligations on covered companies, and establishes a new enforcement agency dedicated to consumer privacy. The CPRA’s substantive provisions become effective January 1, 2023, and new regulations are expected to be introduced in 2022. Importantly, certain of CPRA’s provisions impact personal information collected during the ramp-up period, on or after January 1, 2022. While aspects of the CPRA and its interpretation remain to be determined in practice, they create further uncertainty and may result in additional costs and expenses in an effort to comply. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We are also subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about individuals. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2021 and 2020, we reported net losses of $36.1 million and $24.3 million, respectively. As a result of these losses, as of December 31, 2021, we had an accumulated deficit of approximately $423.8 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our expected future capital requirements may and do depend on many factors including expanding our customer base, the expansion of our sales force, and the timing and extent of spending on updating our product to enhance our offering or expand our reach. We may need additional funding to fund our operations but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay any dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
We are party to an existing Term Loan Agreement, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the Term Loan Agreement.
In September 2020, we entered into a new Term Loan Agreement, or the New Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of December 31, 2021, we have drawn $50 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The New Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In March 2022, the New Term Loan was amended to reduce the minimum annual revenue covenant. If we fail to comply with the covenants or payments specified in the New Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the New Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2021 and 2020, our net cash used in operating activities was $24.6 million and $21.6 million, respectively. As of December 31, 2021, we had $115.6 million of cash, cash equivalents and short-term investments and $9.3 million in current liabilities.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, the growth of sales and marketing teams and activities, the expansion of the population of eligible patients, geographies we may choose to enter and commercialize in, updates to our products, potential introduction of new products, either developed internally or acquired, the continued oversight of regulatory agencies, and the continuing market acceptance of our products. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing, if needed, on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if needed, it could harm our business and growth prospects.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we had $136.3 million of federal net operating loss carryforwards and $115.2 million of state net operating loss carryforwards. The federal and state NOL carryforwards began expiring in 2022 and will additionally expire in 2028, for federal and state purposes, respectively. As of December 31, 2021, the amount of federal NOL carryforwards that does not expire is $83.1 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation enacted in June 2020 that limited the ability to use California net operating losses to offset California income for tax years beginning after 2019 and before 2023), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design controls to address segregation of duties over the review and approval of account reconciliations and manual journal entries. There were no misstatements as a result of this material weakness; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
We implemented remediation steps in 2021 to improve our internal control over financial reporting, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls.

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
Other risks facing our company
The estimates of market opportunity and forecasts of market and revenue growth included in this Annual Report on Form 10-K, including growth in the number of Level 4 CECs, epileptologists and neurosurgeons, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
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
We believe we have adequate product liability insurance, but it may not prove to be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We currently carry product liability insurance in the amount of $7.0 million in the aggregate. In the future, we may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of products we may develop. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would harm our business, financial condition and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our patient-focused brand, negatively impact our reputation in the industry, significantly increase our expenses and reduce product sales.
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
Congress has devoted substantial attention in 2021 to healthcare matters, through greater oversight of the FDA. Although the prospects for the imminent enactment of major legislation are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of bipartisan support for consideration of such measures. In addition, the Biden administration could impose new or modified COVID-19 programs and restrictions, and may propose additional fiscal or tax measures, or additional regulatory requirements that would apply to us or our customers, thereby impacting our business, operations and profitability. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
In addition, the Biden administration has indicated an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators. It is possible that regulators in the administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our customers. These regulators may, for example, augment requirements that apply to the medical device approval process, impose additional clinical studies requirements, or change privacy rules that impact how we maintain, use, and share sensitive healthcare data, and could otherwise revise or create new regulatory requirements that apply to us.
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
As of December 31, 2021, we had a total of approximately 24,452,999 shares outstanding of common stock, of which 15,962,901 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of December 31, 2021, there were approximately 6,237,974 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of December 31, 2021, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own approximately 73.91% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and our periodic reports and proxy statements.
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
Further, our operations could be disrupted by tariffs, international conflict or war. For example, in late February 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia, and the United States and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions that may be taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. Such conflict may cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
Litigation and other legal proceedings may harm our business.
We are involved in, and from time to time in the future we may become involved in, legal proceedings relating to patent and other intellectual property matters, product liability claims, employee matters, tort or contract claims, federal regulatory investigations, private rights of action, securities matters and class actions as well as other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on April 20, 2021, we received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While we believe that our RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, we are cooperating fully with CFIUS on the matter. In addition, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and our board of directors. The complaint alleges various claims related to our reverse stock split and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. We believe there is no merit to these allegations and intend to vigorously defend ourselves against this action.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 53,000 square feet for our corporate headquarters and manufacturing facility located in Mountain View, California under a lease agreement which terminates in 2024 and we have an option to extend for another five years. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that suitable additional or alternative space can be obtained in the future on commercially reasonable terms, as needed.
Item 3. Legal Proceedings.
Legal Proceedings
We are, and from time to time may become, involved in legal proceedings in the ordinary course of business. Such legal proceedings may negatively impact our business and financial position, result in brand or reputational harm, and divert the attention of our management from core operations of our business.
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
On October 18, 2021, three stockholders of NeuroPace, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James

Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against NeuroPace and our board of directors. The complaint alleges various claims related to our reverse stock split and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. We believe there is no merit to these allegations and intend to vigorously defend ourselves against this action.

Item 4. Mine Safety Disclosures.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “NPCE” since April 22, 2021. Prior to this date, there was no public market for our common stock.
Holders of Common Stock
As of March 7, 2022, there were approximately 219 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and therefore we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
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
The net proceeds to us after deducting underwriting discounts and commissions of $8.2 million and net offering expenses of approximately $3.6 million were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021 and those disclosed in this Annual Report on Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of December 31, 2021, nearly 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and expand our referral channel to increase the number of drug-resistant patients referred to Level 4 CECs with accelerated salesforce expansion.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2021, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our products. We generated revenue of $45.2 million, with a gross margin of 74.0% and a net loss of $36.1 million, for the year ended December 31, 2021, compared to revenue of $41.1 million, with a gross margin of 73.6% and a net loss of $24.3 million, for the year ended December 31, 2020.
As of December 31, 2021, we had an accumulated deficit of $423.8 million, cash, cash equivalents and short-term marketable debt securities of $115.6 million, and $49.8 million of outstanding term loans, net of debt discount and issuance costs. In January and March 2020, we raised $7.1 million and $5.4 million, respectively, through the sale and issuance of convertible notes, or the 2020 Convertible Notes. In August 2020, we received $33.0 million in gross proceeds by issuing and selling 7,599,720 shares of our Series B’ convertible preferred stock at a price of $4.3423 per share. In addition, in connection with the Series B’ offering, all of our outstanding convertible notes were converted into 8,379,410 shares of Series B’ convertible preferred stock.
In September 2020, as amended in March 2022, we entered into a new Term Loan Agreement, or the New Term Loan, with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. We used the proceeds from the New Term Loan to repay the principal, interest, and fees due under the previously existing term loan.
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
We have invested heavily and expect to continue to invest in research and development and commercial activities. These research and development expenses include clinical studies to demonstrate the safety and efficacy of our RNS System and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to adolescent patients, ages 12-17, and drug-resistant generalized epilepsy patients, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to Level 4 CECs. Moreover, we expect to continue to incur additional expenses associated with operating as a public company. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the next several years. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
We believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months.
Recent Developments
Impact of the COVID-19 Pandemic
Since it was reported to have surfaced in December 2019, the SARS-CoV-2 strain of coronavirus, or COVID-19, has spread across the world, being declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have been significant and governments around the world, including in the United States, have implemented severe travel restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge and is affecting hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.
The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant our RNS System, delaying and decreasing epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as creating hospital staffing shortages and periodic increased vacation demand as a result of loosening travel restrictions, and we expect the pandemic will continue to negatively impact our business, financial condition and results of operations. Beginning in March 2020 and through today, our net sales continue to be negatively impacted by the COVID-19 pandemic as hospitals delay or cancel elective procedures, including because of staffing shortages and patients fearing potential exposure. Many state and local governments in the U.S. have issued periodic orders that temporarily preclude elective procedures in order to conserve scarce health system resources in view of the pandemic and to protect patient health. The decreases in hospital admission rates and elective surgeries have reduced the demand for elective procedures, including implantation of our RNS System. In addition, hospitals delayed or cancelled admissions for epilepsy diagnostic evaluations which we believe has reduced and will continue to temporarily reduce our patient pipeline.
In response to the COVID-19 pandemic, we have made investments to implement a variety of measures intended to help us manage its impact while maintaining business continuity to support our customers and patients. These measures include:
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
•Continuing our physician education programs and direct-to-patient marketing efforts through social media and other virtual forums; and

•Increasing our capital resources through the issuance of our Series B’ convertible preferred stock in August 2020 and through the completion of our IPO in April 2021.
While our hospital customers began to gradually perform elective epilepsy procedures again during the second half of 2020, we saw another reduction in these procedures in late 2020 and during parts of 2021. Our business was negatively impacted in the third quarter due to the rise in COVID-19 Delta variant cases, increased vacation demand and hospital staffing shortages and in the fourth quarter due to the rise in COVID-19 Omicron variant cases and ongoing hospital staffing shortages.
We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to impact our revenue and negatively impact our business, financial condition and results of operations. While our business did grow in 2021, we continue to experience variability in RNS procedures, largely coinciding with periodic spikes in COVID-19 cases. Given the dramatic increase in COVID-19 infections in the beginning of 2022, we cannot provide assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. We believe that we may see fluctuations in RNS System procedures as the impact of COVID-19 continues. In addition, due to the pandemic, our patient pipeline may continue to be reduced temporarily due to a delay in the diagnostic evaluations that are used to identify appropriate patients for our RNS System. Further, once the pandemic subsides, there may be a substantial backlog of EMU admissions and of procedures to be performed at hospitals for a variety of medical conditions. As a result, patients seeking treatment with our RNS System may have to navigate limited provider capacity. We believe this limited EMU and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations throughout the remainder of and following the end of the pandemic. We experienced unusual seasonality in the third quarter and may experience seasonality in the future as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in RNS procedures. Additionally, hospitals continue to experience staffing shortages and may experience them in future, also resulting in a reduction in RNS procedures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact, among others.
Our financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic.
Factors Affecting our Performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Clinician, Hospital and Patient Awareness and Acceptance of Our RNS System
Our goal is to establish our RNS System as a standard of care for drug-resistant epilepsy. We intend to continue to promote awareness of our RNS System within existing and new accounts through additional investments in training and education of clinicians, epilepsy centers, hospitals and patients on the clinical benefits of our RNS System for the treatment of drug-resistant epilepsy. In addition, we intend to publish additional clinical data in scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through increasing direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting patient and referring clinician outreach efforts to help increase the number of appropriate patients with drug-resistant epilepsy being treated at Level 4 CECs. These efforts require significant investment by our marketing and sales organization.
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
Change in Procedure Mix Due to Longer Device Replacement Cycle
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. The FDA recently approved labeling changes indicating that this device has an average battery life of nearly eleven years, an increase from the previous assumption of eight years. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin.
Components of Our Results of Operations
Revenue
We derive substantially all our revenue from sales of our RNS System to hospital facilities (typically Level 4 CECs) that implant our RNS System. We currently deliver our RNS System to a hospital on the date of the scheduled procedure. There is no commitment to purchase our RNS System until the delivery of the product, as the procedure may be canceled at any time.

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
We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses to increase in absolute dollars as we add programs in order to more fully penetrate the market opportunity. We expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our systems to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums and investor relations costs. Our selling, general and administrative expenses may fluctuate from period to period as we continue to grow.
Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facilities and convertible notes, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and short-term marketable debt securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our derivative instrument and redeemable convertible preferred stock warrant liability.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2021	2020	Change	% Change
Revenue	$45,183	$41,138	$4,045	10%
Cost of goods sold	11,748	10,866	882	8%
Gross profit	33,435	30,272	3,163	10%
Operating expenses
Research and development	18,211	15,695	2,516	16%
Selling, general and administrative	38,961	27,628	11,333	41%
Total operating expenses	57,172	43,323	13,849	32%
Loss from operations	(23,737)	(13,051)	(10,686)	82%
Interest income	448	41	407	993%
Interest expense	(7,410)	(11,486)	4,076	(35)%
Other income (expense), net	(5,381)	218	(5,599)	NM
Net loss	$(36,080)	$(24,278)	$(11,802)	49%
NM = Not Meaningful
Revenue
Revenue increased by $4.0 million, or 10%, to $45.2 million during the year ended December 31, 2021, compared to $41.1 million during the year ended December 31, 2020. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures, partially offset by a decrease in units sold for replacement implant procedures, in the year ended December 31, 2021 as compared to the year ended December 31, 2020. Initial implant revenue was $33.7 million in the year ended December 31, 2021, a 20% increase from $28.0 million in the prior year period. Replacement implant revenue was $11.5 million in the year ended December 31, 2021, a 12% decrease compared to the prior year period. This reduction in replacement implant revenue was expected due to the longer replacement cycle of our newer device. All of our revenue was generated from sales in the United States.

Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.9 million, or 8%, to $11.7 million during the year ended December 31, 2021, compared to $10.9 million during the year ended December 31, 2020. The increase was primarily due to growth in sales volume. Cost of goods sold in the year ended December 31, 2020 was impacted by unfavorable manufacturing variances from lower production in the year ended December 31, 2020 as a result of the COVID-19 pandemic. Our gross margin increased from 73.6% for the year ended December 31, 2020 to 74.0% for the year ended December 31, 2021 primarily due to lower fixed costs per unit as a result of the increased production volume.
Research and Development Expenses
Research and development expenses increased by $2.5 million, or 16%, to $18.2 million during the year ended December 31, 2021, compared to $15.7 million during the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase of $1.4 million in personnel-related expenses and an increase of $1.1 million in costs associated with our clinical studies. The increases in research and development expenses were primarily due to our COVID-19 pandemic-related cost reduction efforts in 2020 and our ongoing recovery efforts in 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11.3 million, or 41%, to $39.0 million during the year ended December 31, 2021, compared to $27.6 million during the year ended December 31, 2020. The increase in selling, general and administrative expenses was primarily due to an increase of $5.1 million in personnel-related expenses primarily driven by an increase in headcount, the adoption of new and updated incentive programs and variable compensation expense due to increased sales, and an increase of $4.4 million in general and administrative costs related to operating as a public company. In addition, there was an increase of $1.1 million in sales, field support and marketing costs including travel, contractors, and marketing events, which was primarily due to our COVID-19 pandemic-related cost reduction efforts in 2020 and our ongoing recovery efforts in 2021, and an increase of $0.6 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities.
Interest Expense and Income
Interest expense decreased by $4.1 million, or 35%, to $7.4 million during the year ended December 31, 2021, compared to $11.5 million during the year ended December 31, 2020 primarily due to lower average balances of our convertible notes and term loans during 2021 compared to 2020. Interest income increased by $0.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, which was primarily due to an increase in average balances of our money market funds and short-term marketable debt securities during 2021 compared to 2020.
Other Income (Expense), net
Other income (expense), net decreased by $5.6 million to $(5.4) million during the year ended December 31, 2021, compared to $0.2 million during the year ended December 31, 2020. This decrease was primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability of $5.2 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO when it converted into common stock, partly offset by decreases in other income resulting from the change in fair value of derivative instrument and warrant liability.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of December 31, 2021, we had cash, cash equivalents and short-term marketable debt securities of $115.6 million, an accumulated deficit of $423.8 million, and $49.8 million outstanding under the New Term Loan, net of debt discount and issuance costs. In January and March 2020, we received $7.1 million and $5.4 million, respectively, in gross proceeds through the sale and issuance of the 2020

Convertible Notes. In August 2020, we received $33.0 million in gross proceeds from the sale and issuance of our Series B’ convertible preferred stock. In September 2020, we entered into the New Term Loan for total borrowings of up to $60 million and borrowed $50 million. We used the proceeds from the New Term Loan to repay principal of $44.1 million, interest of $1.3 million and fees of $2.2 million due under the then outstanding Term Loan. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
2014 Term Loan
In November 2014, we entered into a Term Loan Agreement, as amended, with Capital Royalty Partners II L.P. and its affiliates for total borrowings of up to $40.0 million. As of December 31, 2019, $40.0 million had been funded under this Term Loan Agreement, or the Term Loan. The Term Loan bore interest at a rate of 12.5% per year and had a maturity date of September 30, 2020.
The Term Loan was interest-only through December 31, 2019. Following the interest-only period, principal payments were to be made in equal installments at the end of the next three calendar quarters along with a fee equal to 5% of the aggregate principal amount repaid. We ratably accreted the fee over the life of the loan.
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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. Interest expense for the year ended December 31, 2020 was $4.6 million, consisting of $1.4 million of contractual interest expense and $3.2 million amortization of debt discount arising from separation of the embedded derivative instrument.

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
2020 Term Loan
In September 2020, we entered into the New Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. We used the proceeds from the New Term Loan to repay principal of $44.1 million, interest of $1.3 million and fees of $2.2 million due under our previous Term Loan. The remaining $10.0 million was available to us for borrowing until March 31, 2022 if we achieved a revenue-based milestone in 2021. The revenue-based milestone was not met, and the remaining $10.0 million of the New Term Loan expired without being drawn. The borrowings under the New Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We also expect to incur additional expenses to expand our commercial organization and efforts and additional costs associated with operating as a public company. We may incur additional expenses to further enhance our research and development efforts and pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2024. Future minimum lease payments under non-cancelable operating leases were $8.1 million as of December 31, 2021. See “Facility Lease” in Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As of December 31, 2021, we had cash, cash equivalents and short-term marketable debt securities of $115.6 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We believe that we will need to raise capital in the longer term to fund our operating plan.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(24,577)	$(21,609)
Investing activities	(85,396)	(10,767)
Financing activities	102,526	55,009
Net (decrease) increase in cash and cash equivalents	$(7,447)	$22,633

Cash Flows Used in Operating Activities
Net cash used in operating activities was $24.6 million for the year ended December 31, 2021. Cash used in operating activities was primarily a result of the net loss of $36.1 million, adjusted for non-cash charges of $11.1 million and change in operating assets and liabilities of $0.4 million. The non-cash charges primarily consisted of $5.2 million in change in the fair value of redeemable convertible preferred stock warrant liability, $0.8 million of non-cash interest expense related to our term loans, and $4.3 million of stock-based compensation. The change in operating assets and liabilities was due to an increase in prepaid expenses and other assets of $1.2 million primarily due to the timing of payments to our vendors, an increase in inventories of $1.2 million largely due to an increase in finished goods, and a decrease in deferred rent of $0.6 million offset in part by a decrease in accounts receivable of $1.3 million primarily due to more timely payments by our customers, an increase in accrued liabilities of $1.7 million, and an increase in accounts payable of $0.5 million. The increase in accrued liabilities and accounts payable was primarily the result of the timing of payments to our vendors.
Net cash used in operating activities was $21.6 million for the year ended December 31, 2020. Cash used in operating activities was primarily a result of the net loss of $24.3 million, adjusted for non-cash charges of $8.8 million, change in operating assets and liabilities of $2.1 million and payment of PIK interest of $4.1 million on repayment of our term loan. The non-cash charges primarily consisted of $3.5 million of amortization of debt discount and issuance costs and $3.4 million of non-cash interest expense related to our term loans and convertible notes, and $1.4 million of stock-based compensation. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.4 million largely due to revenue growth, and a decrease in accrued liabilities of $0.7 million, offset by a decrease in inventories of $0.7 million largely due to a decrease in finished goods. The decrease in accrued liabilities was primarily the result of the timing of payments to our vendors.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $85.4 million for the year ended December 31, 2021, which consisted of purchases of marketable debt securities of $85.0 million and purchases of property and equipment of $0.4 million.
Net cash used in investing activities was $10.8 million for the year ended December 31, 2020, which consisted of purchases of marketable debt securities of $17.0 million and purchases of property and equipment of $0.1 million, which amounts were partially offset by proceeds from sale of marketable debt securities of $6.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $102.5 million for the year ended December 31, 2021, which primarily relates to receipt of proceeds from our IPO of $109.1 million and proceeds from issuance of common stock under the employee stock purchase plan of $0.9 million, partially offset by payment of deferred offering costs of $3.4 million and repayment of debt obligations of $4.1 million under the PPP Loan.
Net cash provided by financing activities was $55.0 million for the year ended December 31, 2020, which primarily relates to proceeds of $53.4 million from the New Term Loan and PPP Loan, net of lender fees and costs, proceeds of $12.5 million from the issuance of convertible notes, proceeds of $31.7 million from the issuance of Series B’ redeemable convertible preferred stock, partially offset by repayment of the Term Loan of $42.1 million, payment of debt issuance costs of $0.2 million and payment of deferred offering costs of $0.2 million.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. For information on our significant accounting policies, see Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our most critical accounting estimates subsequent to our IPO are those affecting stock-based compensation and the provision for excess and obsolete inventories.

We use the Black-Scholes option pricing model to estimate the fair value of stock options awarded to employees and non-employees and shares expected to be issued to employees under our Employee Stock Purchase Plan, or ESPP. Option valuation models such as the Black-Scholes model require the input of several assumptions of which the most significant subjective assumption is an estimate of the expected volatility of our stock price. We estimate the stock price volatility assumption based on the historical volatilities of publicly traded industry peers as we do not have sufficient trading history regarding the volatility of our own common stock. Changes in these assumptions could materially affect our estimate of fair value of stock options and ESPP shares and, consequently, the related amount of stock-based compensation expense recognized in our financial statements.
We regularly review inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily depends on our estimate of future demand for a particular product. If our estimate of future demand is too high, we may have to write-down excess inventory for the product and record a charge to cost of goods sold, which could have a material adverse effect on our results of operations.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
Further, even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash, cash equivalents and short-term marketable debt securities of $115.6 million, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, San Jose, CA, PricewaterhouseCoopers LLP, San Jose, CA, PCAOB ID 238)	122
Financial Statements:
Balance Sheets	123
Statements of Operations and Comprehensive Loss	124
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	125
Statements of Cash Flows	126
Notes to Financial Statements	128

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NeuroPace, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroPace, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 10, 2022
We have served as the Company's auditor since 2003.

NeuroPace, Inc.
Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2021	2020

Assets
Current assets
Cash and cash equivalents	$19,187	$26,390
Short-term investments	96,397	11,689
Accounts receivable	7,091	8,395
Inventory	7,822	6,909
Prepaid expenses and other current assets	2,319	1,179
Total current assets	132,816	54,562
Property and equipment, net	603	515
Restricted cash	122	366
Deferred offering costs	—	484
Other assets	21	23
Total assets	$133,562	$55,950
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$1,378	$949
Accrued liabilities	7,923	6,603
Short-term debt	—	2,043
Total current liabilities	9,301	9,595
Deferred rent, noncurrent	911	1,301
Long-term debt	49,847	50,821
Redeemable convertible preferred stock warrant liability	—	369
Other liabilities	—	274
Total liabilities	60,059	62,360
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.001 par value - no shares and 60,757,386 shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares and 16,614,178 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (Liquidation value $0 and $227,755 as of December 31, 2021 and December 31, 2020, respectively)	—	141,422
Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value - 200,000,000 and 74,636,348 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 24,452,999 and 314,096 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	24	—
Additional paid-in-capital	497,522	239,826
Accumulated other comprehensive income (loss)	(272)	33
Accumulated deficit	(423,771)	(387,691)
Total stockholders’ equity (deficit)	73,503	(147,832)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$133,562	$55,950
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Revenue	$45,183	$41,138
Cost of goods sold	11,748	10,866
Gross profit	33,435	30,272
Operating expenses
Research and development	18,211	15,695
Selling, general and administrative	38,961	27,628
Total operating expenses	57,172	43,323
Loss from operations	(23,737)	(13,051)
Interest income	448	41
Interest expense (includes $0 and $1,258 to related parties in 2021 and 2020, respectively)	(7,410)	(11,486)
Other income (expense), net	(5,381)	218
Net loss	$(36,080)	$(24,278)
Unrealized (loss) gain on available-for-sale debt securities	(305)	32
Comprehensive loss	$(36,385)	$(24,246)
Net loss per share attributable to common stockholders, basic and diluted	$(2.17)	$(117.85)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	16,608,800	204,068
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2020	635,048	$73,568	202,121	$—	$234,290	$1	$(363,641)	$(129,350)
Net loss	—	—	—	—	—	—	(24,278)	(24,278)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	32	—	32
Issuance of Series B’ redeemable convertible preferred stock, net of issuance costs of $1,304	7,599,720	31,696	—	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	112,049	—	11	—	—	11
Conversion of convertible notes into Series B' redeemable convertible preferred stock	8,379,410	36,386	—	—	4,148	—	—	4,148
Reduction of Series A' redeemable convertible preferred stock liquidation value	—	(228)	—	—	—	—	228	228
Repurchase of common stock	—	—	(74)	—	—	—	—	—
Change in early exercise liability	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	1,379	—	—	1,379
Balances at December 31, 2020	16,614,178	141,422	314,096	—	239,826	33	(387,691)	(147,832)
Net loss	—	—	—	—	—	—	(36,080)	(36,080)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(305)	—	(305)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	300,768	—	8	—	—	8
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	109,831	—	911	—	—	911
Change in early exercise liability	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Balances at December 31, 2021	—	$—	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(36,080)	$(24,278)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,288	1,379
Depreciation	296	312
Amortization of debt discount and issuance costs	267	3,492
Non-cash interest expense	806	3,447
PIK interest paid on repayment of term loan	—	(4,081)
Inventory write-downs	242	320
Realized loss from sale of short-term investments	—	15
Change in fair value of redeemable convertible preferred stock warrant liability	5,236	(181)
Change in fair value of derivative instrument	—	(149)
Loss on extinguishment of convertible notes	—	182
Changes in operating assets and liabilities
Accounts receivable	1,304	(2,378)
Inventory	(1,156)	672
Prepaid expenses and other assets	(1,164)	120
Accounts payable	479	(5)
Accrued liabilities	1,719	(712)
Other liabilities	(248)	248
Deferred rent	(566)	(12)
Net cash used in operating activities	(24,577)	(21,609)
Cash flows from investing activities
Acquisition of property and equipment	(384)	(62)
Proceeds from sale of short-term investments	—	6,300
Purchase of short-term investments	(85,012)	(17,005)
Net cash used in investing activities	(85,396)	(10,767)
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	919	11
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	109,089	—
Payment of deferred offering costs	(3,392)	(210)
Proceeds from debt	—	54,047
Payment of debt issuance costs	—	(950)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	31,696
Repayment of debt	(4,090)	(42,120)
Issuance of convertible notes, net of issuance costs (includes $0 and $11,867 from related parties in the years 2021 and 2020, respectively)	—	12,535
Net cash provided by financing activities	102,526	55,009
Net (decrease) increase in cash and cash equivalents	(7,447)	22,633
Cash, cash equivalents and restricted cash
Beginning of year	26,756	4,123
End of year	$19,309	$26,756
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$19,187	$26,390
Restricted cash	122	366
Total cash, cash equivalents and restricted cash	$19,309	$26,756

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,337	$4,411
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$2	$2
Conversion of convertible notes and accrued interest into preferred stock	$—	$34,113
Extinguishment of derivative liability	$—	$6,239
Issuance of redeemable convertible preferred stock warrants in connection with the New Term Loan	$—	$550
Unpaid deferred offering costs included in accounts payable and accrued liabilities	$—	$274
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Notes to Financial Statements
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $423.8 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, the Company used $24.6 million and $21.6 million of cash in its operating activities, respectively. As of December 31, 2021, the Company had cash, cash equivalents and short-term investments of $115.6 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.
In connection with the New Term Loan described in Notes 6 and 15, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $43.0 million in each of the years ended December 31, 2021 and 2022, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional funds, and resulting in a going concern. As of December 31, 2021, the Company was in compliance with all covenants of the New Term Loan.
The COVID-19 pandemic is affecting business conditions in the industry in which the Company operates. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being

NeuroPace, Inc.
Notes to Financial Statements
evaluated for treatment with and demand for elective procedures using the Company's RNS System. A similar decrease occurred in the third and fourth quarters of 2021, as hospitals responded to new COVID-19 variants, including the Delta and Omicron variants. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
2.Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgment when making estimates related to stock-based compensation, the valuation of deferred tax assets and related valuation allowances, provision for excess and obsolete inventories, the valuation of derivative financial instruments and redeemable convertible preferred stock warrant liability and, prior to the IPO, the valuation of its common stock. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue was in the United States for the years ended December 31, 2021 and December 31, 2020, based on the shipping location of the external customer.
Revenue Recognition
The Company derives substantially all its revenue from sales of RNS Systems to hospitals facilities (typically comprehensive epilepsy centers, or Level 4 CECs) that implant its products.

NeuroPace, Inc.
Notes to Financial Statements
On January 1, 2019, the Company adopted Accounting Standards Codification, or ASC, Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
i.identify the contract(s) with a customer;
ii.identify the performance obligations in the contract;
iii.determine the transaction price;
iv.allocate the transaction price to the performance obligations in the contract; and
v.recognize revenue when (or as) the entity satisfies a performance obligation.
A contract with a customer exists when (i) the Company enters into a legally enforceable contract with a customer that defines each party’s rights regarding the products or services to be transferred and identifies the payment terms related to these products or services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for products or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.
At contract inception, the Company assesses the products or services promised within each contract, determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company’s contracts with customers often include a promise to transfer products, as well as an implied promise to provide a service to the customer, which is access to the Company’s Patient Data Management System, or PDMS, and nSight Platform. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company evaluates each product or service promised in a contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (i) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and (ii) the product or service is separately identifiable from other promises in the contract.
The RNS System is a compilation of the Company’s products that includes its RNS neurostimulator, its cortical strip leads and depth leads, and its Patient Remote Monitor, as well as other implantable and non-implantable accessories. In addition, the Company’s products also include external components such as its Physician Tablet, which is used by clinicians to retrieve and review information from and program the implanted devices, as well as access to the Company’s PDMS, a secure online database that collects data transmitted from the Patient Remote Monitor and Physician Tablet, and nSight Platform, which provides physicians with summarized patient reports. The Company has determined that its RNS System and Physician Tablet are not capable of being distinct as they are not sold separately, the customer cannot benefit from the products individually, and there are no other resources readily available to the customer. The products are highly interdependent and the Company is not able to fulfill each promise in the contract independently of the others. Therefore, the Company has concluded that the RNS System and the Physician Tablet represent a single performance obligation. The Company has determined that access to the PDMS and the nSight Platform are capable of being distinct because clinicians can utilize them with other components of the RNS System that are readily available, and are separately identifiable from other promises in the contract. Therefore, the Company has concluded that access to the PDMS and nSight Platform represent separate performance obligations. In addition, training services generally occur prior to entering into a contract with the customer and therefore the training services are not considered to be a separate performance obligation.
The Company determines the transaction price based on the amount it expects to be entitled to in exchange for transferring the promised product to the customer, which is based on the invoiced price for the products. All prices are at fixed amounts per the sales agreement with the customer and there are no discounts, rebates or other price concessions or a right of return.

NeuroPace, Inc.
Notes to Financial Statements
When a contract contains multiple performance obligations, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its products or services. If a standalone selling price is not directly observable, the Company estimates the standalone selling price considering market data, cost, gross margin, and other available information.
The Company delivers its products to a hospital on the date of the scheduled procedure. There is no commitment or contract until the delivery of the product and the procedure may be canceled at any time. Once the device has been implanted in or otherwise provided to a patient, the customer is considered to have accepted the delivery (i.e., has approved the contract) and both parties are committed to perform their respective obligations. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from the sale of its products at a point in time when the procedure is completed and the device is implanted in a patient. The Company recognizes service revenue related to the PDMS and the nSight Platform on a ratable basis over the period in which the Company expects to provide access to clinicians. The Company has concluded that the service revenue is immaterial.
The Company recognizes revenue for arrangements where it has satisfied its performance obligations but has not issued invoices. These amounts are recorded as unbilled receivables, which are included in accounts receivable on the balance sheet, as the Company has an unconditional right to payment at the end of the applicable period.
Payment terms are typically 30 days from the fulfillment of the orders and fall within the one-year guidance for the practical expedient which allows the Company to forgo adjustment of the promised amount of consideration for the effects of a significant financing component. Sales taxes that are collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from net sales, however, most of the Company’s sales are tax exempt. The Company believes that collection is probable as it has no history of uncollectible accounts and the customers are large, creditworthy institutions.
As allowed under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Costs associated with product sales include commissions, where the Company applies the practical expedient and recognizes commissions as expense when incurred because the expense is incurred over a period of time of less than one year. Commissions are reported in selling, general and administrative expense in the statements of operations and comprehensive loss.
The Company’s only contract balances were accounts receivable of $7.1 million and $8.4 million as of December 31, 2021 and December 31, 2020, respectively.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents that are available-for-sale marketable debt securities are recorded at fair value, based on quoted market prices. As of December 31, 2021 and December 31, 2020, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted Cash

NeuroPace, Inc.
Notes to Financial Statements
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for the years ended December 31, 2021 and December 31, 2020 consists of collateral for the letter of credit issued during the year in connection with the Company’s facility lease (see Note 5).
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the years ended December 31, 2021 and December 31, 2020, there were no customers that represented 10% or more of revenue. As of December 31, 2021 and December 31, 2020, no customer represented 10% or more of the Company’s accounts receivable.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off uncollectible accounts as necessary. The Company determined that no reserve was required as of December 31, 2021 and December 31, 2020. To date, the Company has not experienced any credit-related losses.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of goods sold.

NeuroPace, Inc.
Notes to Financial Statements
Property and Equipment, net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the assets’ estimated useful lives or the remaining term of the lease. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet, and any resulting gain or loss is reflected in operations in the period realized. Maintenance and repairs are charged to operations as incurred.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets for the years ended December 31, 2021 and December 31, 2020.
Leases
The Company accounts for leases in accordance with ASC Topic 840, Leases. The Company leases its facilities and meets the requirements to account for these leases as operating leases.
For facility leases that contain rent escalations or rent concession provisions, the Company records its lease expense during the lease term on a straight line basis over the term of the lease. The Company records differences between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances are recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset. The deferred rent liability is amortized on a straight-line basis as a reduction to rent expense over the term of the lease agreement.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of December 31, 2020, $0.5 million of deferred offering costs were recorded on the balance sheet. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity (deficit) as a reduction of additional paid-in capital. As of December 31, 2021, there were no deferred offering costs recorded on the balance sheet.
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded

NeuroPace, Inc.
Notes to Financial Statements
within prepaid expenses and other current assets on the balance sheets. As of December 31, 2021, $0.1 million of qualifying expenses have been incurred and funded by the NIH.
Derivative Instruments
The Company issued convertible notes in March 2019 and September 2019, or the 2019 Convertible Notes, and in January 2020 and March 2020, or the 2020 Convertible Notes, which contained embedded features that provided the lenders with multiple settlement alternatives. Certain of these settlement features provided the lenders the right to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control or default by the Company, which are referred to as the “redemption features.”
The redemption features of the convertible notes met the requirements for separate accounting and were accounted for as a single derivative instrument. The derivative instrument was recorded at fair value at inception and is subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net in the statements of operations and comprehensive loss (see Note 3 and Note 6).
Upon the issuance of Series B’ redeemable convertible preferred stock, the derivative instrument was remeasured to fair value, the change in fair value was recorded as a component of other income (expense), net in the statements of operations and comprehensive loss, and the derivative instrument was extinguished with the fair value recognized in additional paid-in capital in the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) (see Note 3).
Warranty
Warranty costs are accrued based on the Company’s best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. While the Company believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. The warranty liability as of December 31, 2021 and December 31, 2020 was immaterial.
Redeemable Convertible Preferred Stock
The Company recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. Redeemable convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets, each referred to as a “deemed liquidation event,” the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding preferred shares. The Company did not adjust the carrying value of the redeemable convertible preferred stock to its liquidation preference because a deemed liquidation event obligating the Company to pay the liquidation preference to holders of shares of redeemable convertible preferred stock was not probable of occurring. Subsequent adjustments to the carrying values to the liquidation preference would have been made only if it became probable that such a deemed liquidation event would occur. All outstanding shares of the redeemable convertible preferred stock converted into common stock upon effectiveness of the IPO.
Redeemable Convertible Preferred Stock Warrants
The Company’s redeemable convertible preferred stock warrants required liability classification and accounting as the underlying redeemable convertible preferred stock was considered contingently redeemable and may have obligated the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in other income (expense), net in the statements of operations and comprehensive loss. Upon the closing of the IPO, the redeemable convertible preferred stock warrants were net exercised to Series B’ convertible preferred stock and subsequently converted into common stock on a one-to-one basis, and the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

NeuroPace, Inc.
Notes to Financial Statements
Cost of Goods Sold
The Company manufactures its products at its facility. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, manufacturing overhead, direct labor, and reserves for excess and obsolete inventories. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of facilities, material procurement, inventory control, quality assurance, equipment and operating supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs and royalties. Shipping and handling costs are considered a fulfillment activity and are included in cost of goods sold as incurred.
The Company is obligated to pay a royalty of 1% of net sales for specified products under the terms of a cross-license agreement, subject to an aggregate cap of $100 million. The Company recorded royalty expenses of $0.5 million and $0.4 million for the years ended December 31, 2021 and December 31, 2020, respectively.
Research and Development Expenditures
The Company expenses research and development costs as incurred. Research and development expenses consist primarily of engineering, product development, clinical studies to develop and support the Company’s products, regulatory expenses, medical affairs and other costs associated with products and technologies that are in development, including quality assurance. Research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses, depreciation and an allocation of facility overhead expenses. Additionally, research and development expenses include costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses, the cost of products used for clinical trials and costs associated with regulatory compliance and submitting and maintaining regulatory filings.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $0.1 million were expensed during both the years ended December 31, 2021 and December 31, 2020.
Stock-Based Compensation
The Company accounts for stock-based employee compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the measurement of compensation based on the grant date fair value of the stock option or restricted stock unit (see Note 10). The Company amortizes the fair value of each award on a straight-line basis over the requisite service period of the award.
Income Taxes
The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

NeuroPace, Inc.
Notes to Financial Statements
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
Comprehensive Loss
Comprehensive loss combines net loss and other comprehensive loss. Other comprehensive loss represents unrealized gains or losses on short-term investments that are reported as a component of stockholders’ equity (deficit) on the balance sheets.
JOBS Act Accounting Election
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset, or ROU, and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 month or less as leases in the scope of this ASU. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delays the adoption dates for ASU 2016-02 for non-public entities to

NeuroPace, Inc.
Notes to Financial Statements
fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company will adopt Topic 842 effective January 1, 2022 using a modified retrospective method and will not restate comparative periods. Based on an analysis of its current portfolio of leases, the Company expects to recognize a ROU asset of approximately $6.1 million and corresponding lease liability of approximately $7.5 million for the Company’s facility lease upon adoption. In addition, the amount of the Company’s deferred rent as of December 31, 2021 of $1.4 million will be removed upon adoption. See Note 5 for more information related to the Company’s lease obligations, which are presented on an undiscounted basis therein.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements, but does not expect the standard will have a material impact on the Company’s financial statements.
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
Notes to Financial Statements
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of December 31, 2021 (in thousands):

	Fair Value as of December 31, 2021	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,498	$16,498	$—	$—
Fixed income mutual funds, included in short-term investments	96,397	96,397	—	—
Total	$112,895	$112,895	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021.
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
Notes to Financial Statements
term investments in fixed income mutual funds, which primarily consist of debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes.
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	December 31,
	2021	2020
Cost basis	$96,702	$11,656
Unrealized gain (loss)	(305)	33
Fair value	$96,397	$11,689
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Derivative Instrument	Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2020	$4,719	$—
Recognition of redeemable convertible preferred stock warrant liability	—	550
Recognition of derivative instrument related to 2020 Convertible Notes	1,669	—
Change in fair value included in other income (expense), net	(149)	(181)
Extinguishment of derivative instrument	(6,239)	—
Fair value as of December 31, 2020	$—	$369
Change in fair value included in other income (expense), net	—	5,236
Net exercise of redeemable convertible preferred stock warrants	—	(5,605)
Fair value as of December 31, 2021	$—	$—
The fair value of the derivative instrument was estimated at the date of inception and at the subsequent balance sheet date using a two-step approach to valuation, employing a probability-weighted scenario valuation method and then comparing the instrument’s value with-and-without the derivative features in order to estimate their combined fair value, using unobservable inputs, which are classified as Level 3 within the fair value hierarchy. In order to estimate the fair value of the 2019 Convertible Notes and 2020 Convertible Notes, the Company estimated the future payoff in each scenario, discounted them to a present value and then probability weighted them based upon the Company’s best estimate of the likelihood of each event occurring.
The primary inputs for the valuation approach included the probability of achieving various settlement scenarios that provide the lenders the rights or the obligations to receive cash or a variable number of shares upon the completion of a capital transaction. The probability assumptions as of inception dates in 2019 included a 99% probability of conversion into equity in a capital transaction, discount rates of 1.7% - 11.5% were applied, and the expected time to the occurrence of the respective scenarios ranged between 0.5 years and 1.8 years. The probability assumptions as of inception dates in 2020 included a 50% probability of conversion into equity in a capital transaction, discount rates of 0.07% - 12.2% were applied, and the expected time to the occurrence of the respective scenarios ranged between 0.3 years and 0.8 years.
In August 2020, the derivative instrument was extinguished in connection with the issuance of Series B’ redeemable convertible preferred stock and conversion of all outstanding convertible notes and accrued unpaid interest into shares of Series B’ redeemable convertible preferred stock.
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding

NeuroPace, Inc.
Notes to Financial Statements
for the purchase of redeemable convertible preferred stock as of December 31, 2021, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$2,232	$1,721
Work-in-process	879	1,487
Finished goods	4,711	3,701
Total	$7,822	$6,909
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Machinery, equipment, furniture and fixtures	$3,742	$3,544
Computer equipment and software	2,916	2,730
Leasehold improvements	2,402	2,402
	9,060	8,676
Less: Accumulated depreciation	(8,457)	(8,161)
Property and equipment, net	$603	$515

Depreciation expense for the years ended December 31, 2021 and December 31, 2020 was $0.3 million and $0.3 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Payroll and related expenses	$6,547	$4,565
Inventory-raw materials	251	636
Professional fees	109	279
Deferred rent, current	490	666
Other	526	457
	$7,923	$6,603
5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. The Company has

NeuroPace, Inc.
Notes to Financial Statements
an option to extend the lease for a period of 5 years, commencing on July 1, 2024 and expiring on June 30, 2029. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
Rental payments range from $2.9 million to $3.3 million per year over the extended term of the lease. In April 2020, the Company amended the lease agreement to defer 50% of the rental payment for May and June 2020 of $0.3 million. The deferred rental payments accrued interest at an annual rate of 8.0% starting from October 1, 2020 and were paid in three equal monthly installments commencing on April 1, 2021.
Rent expense for the years ended December 31, 2021 and December 31, 2020 was $2.8 million and $2.7 million, respectively. As of December 31, 2021 and December 31, 2020, $1.4 million and $2.0 million was recorded as deferred rent expense, respectively.
The Company’s future payments under the non-cancellable operating lease (in thousands) are as follows:

December 31,
2021
2022	$3,172
2023	3,267
2024	1,666
Total	$8,105
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2021 and December 31, 2020.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of December 31, 2021 and December 31, 2020.
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

NeuroPace, Inc.
Notes to Financial Statements
For example, on April 20, 2021, the Company received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While the Company believes that its RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, the Company is cooperating fully with CFIUS on the matter.
Additionally, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and its board of directors. The complaint alleges various claims related to the Company’s reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. No estimates of possible losses or range of losses with respect to this action can be made at this time. The Company believes there is no merit to these allegations and intends to vigorously defend itself against this action.
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
The Term Loan was interest-only through December 31, 2019. Following the interest-only period, principal payments were to be made in equal installments at the end of the next three calendar quarters along with a fee upon repayment of the loan equal to 5% of the aggregate principal amount being repaid. The Company ratably accreted the fee over the life of the loan.
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
2020 Term Loan
In September 2020, the Company entered into a new Term Loan Agreement with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million, or the New Term Loan, and borrowed $50 million. The remaining $10.0 million of the New Term Loan was available to the Company for borrowing until March 31, 2022 if the Company achieved a revenue-based milestone in 2021. The revenue-based milestone was not met, and the remaining $10.0 million of the New Term Loan expired without being drawn.

NeuroPace, Inc.
Notes to Financial Statements
The New Term Loan bears interest at a rate of 12.5% per year. Payments under the New Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. The New Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The New Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of December 31, 2021, the New Term Loan had an annual effective interest rate of 15.66% per year.
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
During the years ended December 31, 2021 and December 31, 2020, the Company recorded interest expense related to deferred financing and debt issuance costs of the New Term Loan of $0.3 million and $0.1 million, respectively.
Interest expense on the New Term Loan was $7.4 million and $2.0 million during the years ended December 31, 2021 and December 31, 2020, respectively.
As of December 31, 2021, future minimum payments for the New Term Loan are as follows (in thousands):

New Term Loan
2022	$6,337
2023	6,337
2024	6,354
2025	59,740
Total	78,768
Less: Unamortized debt discount and issuance cost	(1,162)
Less: Unaccreted backend fee	(3,991)
Less: Interest	(23,768)
New Term Loan	$49,847

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

NeuroPace, Inc.
Notes to Financial Statements
2019 and 2020 Convertible Notes
In March and September 2019, Company issued the 2019 Convertible Notes to certain investors for aggregate proceeds of $21.3 million. In January and March 2020, the Company raised $7.1 million and $5.4 million, respectively, through the sale and issuance of the 2020 Convertible Notes. The 2019 and 2020 Convertible Notes were subordinated to the Term Loan, bore interest on the outstanding principal amount at the rate of 8.0% per year, and had a maturity date of December 31, 2020.
Upon the consummation of an equity financing with aggregate proceeds to the Company of not less than $18.0 million, or the Qualified Financing, the outstanding principal balance of the 2019 and 2020 Convertible Notes and accrued but unpaid interest would convert into shares of capital stock issued in such Qualified Financing at a conversion price equal to 85% of the issuance price per share of such capital stock in such Qualified Financing. In the event the Company consummated, while the 2019 and 2020 Convertible Notes remained outstanding, an equity financing that did not constitute a Qualified Financing, then the majority holders had the option to treat such equity financing as a Qualified Financing. If the Company did not complete a Qualified Financing prior to the maturity date while the 2019 and 2020 Convertible Notes remained outstanding, the holders of the notes could elect to convert the outstanding principal and unpaid accrued interest into the Company’s Series A’ redeemable convertible preferred stock at a conversion price of $116.35 per share.
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
The discount on the 2019 and 2020 Convertible Notes was amortized over the contractual term ending on December 31, 2020, using the effective interest method. The annual effective interest rate was estimated from 10.8% to 12.2% per year. The interest expense for the year ended December 31, 2020 was $4.6 million, consisting of $1.4 million of contractual interest expense and $3.2 million amortization of debt discount arising from separation of the embedded derivative instrument.
For the year ended December 31, 2020, $10.3 million of convertible notes were issued to related parties, resulting in interest expense of $1.3 million.
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

NeuroPace, Inc.
Notes to Financial Statements
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
Liquidation
In the event of any liquidation, dissolution or winding up of the Company, the holders of the Company’s Series B’ redeemable convertible preferred stock would have been entitled to receive, prior to any distribution of the Company’s assets to the holders of Series A’ redeemable convertible preferred stock and common stock, an amount per share equal to (i) as of and following August 19, 2020 (the “Initial Closing” of Series B’ redeemable convertible preferred stock), and prior to, at the Company’s election, the earlier of (a) the date the Company’s cash balance fell below $4.0 million and (b) March 31, 2022, or Deferred Closing, 2.75 times $4.3423 per share for each share of Series B’ redeemable convertible preferred stock, and (ii) as of and following the date of the Deferred Closing, either (x) 2.75 times $4.3423 per share if the Company’s actual cash-burn between the Initial Closing and December 31, 2021 had been 110% or less of the Company’s business plan cash-burn for such time period as approved by the board of directors, or (y) otherwise 3 times $4.3423, for each share of Series B’ redeemable convertible preferred stock, plus declared but unpaid dividends.
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

NeuroPace, Inc.
Notes to Financial Statements
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

NeuroPace, Inc.
Notes to Financial Statements
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
The fair value of the Series B’ Warrants on the date of issuance of $0.6 million was recorded as a debt discount. The Series B’ Warrants had a fair value of $0.4 million as of December 31, 2020. Upon the closing of the IPO, the Series B’ Warrants were net exercised to 213,941 shares of Series B’ redeemable convertible preferred stock and subsequently converted into common stock on a one-to-one basis. Upon the closing of the IPO, the Company remeasured the Series B’ Warrants to fair value of $5.6 million, which was the intrinsic value of net exercised common stock, as according to the Series B’ Warrants agreements the Series B’ Warrants were to be automatically exercised upon the IPO and the expected term of the Series B’ Warrants was zero immediately before the closing of the IPO. Upon the closing of the IPO, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.
The change in fair value of $(5.2) million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, was recorded as a component of other income (expense), net in the statements of operations and comprehensive loss.
The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option pricing model:

	December 31,	Issuance
	2020	Date
Stock price	$3.43	$4.34
Expected term (in years)	9.7	10.0
Expected volatility	39.0%	38.4%
Weighted average risk-free interest rate	0.91%	0.67%
Dividend yield	—%	—%
9.Common Stock
The Company’s Certificate of Incorporation, as amended in April 2021, authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. As of December 31, 2021 and December 31, 2020, no dividends had been declared.

NeuroPace, Inc.
Notes to Financial Statements
As of December 31, 2021 and December 31, 2020, the Company had reserved common stock for future issuance as follows:

	Year Ended December 31,
	2021	2020
Conversion of Series A’ redeemable convertible preferred stock	—	635,048
Conversion of Series B’ redeemable convertible preferred stock	—	15,979,130
Outstanding options under the 2009 Plan	—	6
Outstanding options under the 2020 Plan	—	2,835,265
Options available for future grant under the 2020 Plan	—	818,889
Outstanding options under the 2021 Plan	3,038,970	—
Options available for future grant under the 2021 Plan	2,132,750	—
Outstanding restricted stock units under the 2021 Plan	596,085	—
Common stock available for ESPP	470,169	—
Redeemable convertible preferred stock warrants issued and outstanding	—	346,823
Common stock warrants issued and outstanding	—	219
Total	6,237,974	20,615,380
10.Stock Plans
2020 Stock Plan
In August 2020, the Company adopted the 2020 Stock Plan, or the 2020 Plan, which provides for the granting of stock options to employees, directors and consultants of the Company. Stock options granted under the 2020 Plan may be either incentive stock options, or ISOs, nonqualified stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards or other stock awards. ISOs may only be granted to Company employees (including officers and directors who are also employees). Stock awards other than ISOs may be granted to company employees, directors and consultants.
The maximum term of each stock option grant is ten years. The exercise price of ISOs and NSOs granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors.
Prior to the adoption of 2020 Plan, the Company granted options under the 2009 Plan. The 2009 Plan expired in September 2019; as a result, 2,039 shares that were available for issuance were retired. The 2009 Plan will continue to govern the terms and conditions of the outstanding awards granted under it.
2021 Equity Incentive Plan
In April 2021, prior to the IPO closing, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan, or the 2021 Plan, which became effective upon the IPO closing. The Company initially reserved 2,900,000 shares of common stock for issuance of share-based compensation awards, including ISOs, NSOs, stock appreciation rights, restricted stock units and other stock-based awards. ISOs may be granted only to Company employees (including officers and directors who are also employees). Shares of common stock subject to awards granted under the 2020 Plan that are forfeited or lapse unexercised will be available for issuance under the 2021 Plan. Once the 2021 Plan became effective, no further grants were made under the 2020 Plan.
Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the Company’s common stock on the date of grant; provided, however, that the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions. Generally, options and restricted stock units vest over a four-year period.

NeuroPace, Inc.
Notes to Financial Statements
Upon the closing of the IPO, 485,581 shares available under the 2020 Plan were cancelled. In January 2022, the number of shares of common stock available for issuance under the 2021 Plan was increased by 1,222,649 shares as a result of the automatic increase provision in the 2021 Plan.
A summary of shares available for grant under the 2021 Plan is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2020	—
Shares authorized	3,591,888
Granted	(2,951,534)
Canceled	178,535
Shares available for grant as of December 31, 2020	818,889
Authorized	2,900,000
Retired	(485,581)
Granted/Awarded	(1,218,021)
Canceled	117,463
Shares available for grant as of December 31, 2021	2,132,750
A summary of stock option activity for the years ended December 31, 2021 and 2020 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2020	178,787	$47.97	7.89
Granted	2,951,534	$0.03
Exercised	(112,049)	$0.10
Cancelled	(183,007)	$46.82
Balances as of December 31, 2020	2,835,265	$0.03	9.57
Granted	588,980	$13.40
Exercised	(300,768)	$0.03
Cancelled	(84,507)	$0.48
Balances at December 31, 2021	3,038,970	$2.61	8.83
Vested and exercisable at December 31, 2021	1,034,861	$0.64	8.62
Vested and expected to vest at December 31, 2021	3,038,970	$2.61	8.83
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The total intrinsic value of stock options exercised was $2.3 million and $0.1 million during the years ended December 31, 2021 and December 31, 2020, respectively, determined at the date of each stock option exercise.
Early Exercise of Stock Options
The terms of the Company’s 2020 Plan permit the exercise of options granted under the plans prior to vesting, subject to required approvals. Shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. Shares purchased by employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares

NeuroPace, Inc.
Notes to Financial Statements
related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2021 and December 31, 2020 there were 174,171 and 30,802 early exercised options subject to repurchase, respectively.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance under the ESPP. In January 2022, the number of shares of common stock available for issuance under the ESPP was increased by 244,529 shares as a result of the automatic increase provision in the ESPP.
The first offering period was for 6.6 months beginning May 20, 2021 through December 6, 2021. The Company issued 109,831 shares under the ESPP for the year ended December 31, 2021. As of December 31, 2021, 470,169 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2021 through June 6, 2022.
Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	629,041	$22.14
Cancelled	(32,956)	$23.58
Unvested, December 31, 2021	596,085	$22.06
The fair value of RSUs is based on the Company’s closing stock price on the date of grant.
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cost of goods sold	$270	$21
Research and development	1,227	454
Selling, general and administrative	2,791	904
Total stock-based compensation	$4,288	$1,379
The above stock-based compensation expense related to the following equity-based awards (in thousands):

NeuroPace, Inc.
Notes to Financial Statements

	Year Ended December 31,
	2021	2020
Stock options and restricted stock units	$3,128	$1,379
ESPP	1,160	—
Total stock-based compensation	$4,288	$1,379
As of December 31, 2021, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $16.0 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.2 years.
As of December 31, 2021, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The total fair value of options that vested during the years ended December 31, 2021 and December 31, 2020 was $0.4 million and $1.1 million, respectively. The options granted during the years ended December 31, 2021 and December 31, 2020 had a weighted average grant date fair value of $7.78 per share and $0.46 per share, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.00 - 6.25	6.25
Expected volatility	50% - 53%	51%
Weighted average risk-free interest rate	0.59% - 1.33%	0.53%
Fair value of common stock	$0.40 - $21.67	$0.03 - $0.52
Dividend yield	—%	—%

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected stock price volatility assumption was determined by examining the historical volatilities for publicly-traded industry peers, as the Company does not have sufficient trading history for its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of not to declare and pay dividends.
Prior to the IPO the fair value of the Company’s common stock was determined by the board of directors with assistance from management and, in part, on input from an independent third-party valuation firm. The board of directors determined the fair value of common stock by considering a number of objective and subjective factors, including valuations of comparable companies, sales of convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Subsequent to the Company’s IPO, the fair value of the Company’s common stock is determined based on its closing market price.
The Company accounts for forfeitures as they occur.

NeuroPace, Inc.
Notes to Financial Statements
In November 2020, the Company’s board of directors approved the repricing of all outstanding stock options for employees, officers and consultants. The Company has treated the repricing as a modification of terms of the options outstanding. The fair value of the modification was determined as the difference in the fair value of each option immediately before and after the repricing using the Black-Scholes option pricing model with a dividend rate of 0%, a risk free rate of 0.53%, a volatility of 51%, an expected term of 6.25 years, and a market price of $0.78 per share. The repricing resulted in an incremental compensation cost of $0.1 million for the year ended December 31, 2020.
11.Income Taxes
The Company’s operations and income tax components are solely in the United States. From inception through 2021, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2021 and 2020. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.0%	7.6%
Research and development tax credit	1.3%	2.4%
Stock-based compensation	(1.1)%	(0.6)%
Nondeductible interest expense	(0.6)%	(5.5)%
Warrant mark-to-market adjustment	(3.0)%	0.2%
FIN 48 reserve	(0.2)%	(0.4)%
Change in valuation allowance	(21.5)%	(21.8)%
Other	0.1%	(2.9)%
Total	—%	—%
The tax effects of temporary differences that give rise to significant components of the deferred tax asset are as follows (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$35,754	$30,367
Research and development credits	11,121	10,327
Fixed assets and inventory	120	743
Accruals and reserves	1,600	1,409
Interest expense carryforward	2,616	1,228
Other	781	146
	51,992	44,220
Valuation allowance	(51,992)	(44,220)
Net deferred tax assets	$—	$—
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of

NeuroPace, Inc.
Notes to Financial Statements
available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2021 and 2020. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $7.8 million and $5.3 million during the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company had net operating loss, or NOL, carryforwards of $136.3 million and $115.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards begin expiring in 2022 and 2028, for federal and state purposes, respectively. As of December 31, 2021, the amount of federal NOL carryforwards that does not expire is $83.1 million (subject to certain utilization limitations).
As of December 31, 2021, the Company had research and development credit carryforwards of $2.8 million and $12.1 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carryforward indefinitely.
Utilization of the Company’s NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions included in the Internal Revenue Code, or Section 382, and similar state provisions. An annual limitation may result in the expiration of NOL and credit carryforwards before utilization. The Company conducted Section 382 studies as of 2016 and 2021 and has determined that it experienced Section 382 ownership changes in 2016 and in 2021. The 2016 ownership change resulted in permanent limitations of its NOL and credit carryforwards. The 2021 ownership change did not result in permanent limitations of its NOL or credit carryforwards. It has been determined that $226.8 million and $150.7 million of federal and state NOL carryforwards, respectively, have been permanently limited and will expire unutilized. It has also been determined that $10.4 million of federal research and development credits have been permanently limited and will expire unutilized. The gross deferred tax assets disclosed above exclude NOL and credit carryforwards that are expected to expire due to the Section 382 limitation.
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the COVID-19 global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from COVID-19-related issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax credits immediately refundable; providing a 5-year carryback of NOLs generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The CARES Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.
The Consolidated Appropriations Act, 2021, which was enacted on December 27, 2020, has expanded, extended, and clarified selected CARES Act provisions, specifically on Paycheck Protection Program loans and Employee Retention Tax Credits, 100% deductibility of business meals as well as other tax extenders. The Consolidated Appropriations Act did not have a material impact on the Company’s tax provision for the years ended December 31, 2020 or 2021.
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 expanding the definition of covered employees as defined under Section 162(m). The provisions under the expanded definition of covered employees did not have a material impact on the Company’s tax positions for the year ended December 31, 2021
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally,

NeuroPace, Inc.
Notes to Financial Statements
any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2020 or 2021.
California Senate Bill 113 (SB 113), was signed into law by Governor Newsom on February 9, 2022. The legislation contains important California tax law changes, including reinstatement of business tax credits and net NOL deductions limited by AB 85 mentioned above. The new tax law should be accounted for under ASC 740 in the period of enactment (2022) but is not expected to have a material impact on the Company’s tax provision due to its taxable loss position.
As of December 31, 2021, the Company had unrecognized tax benefits of $1.5 million related to $0.3 million and $1.2 million of federal and state research and development tax credit carryforwards, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate, due to the valuation allowance. It is unlikely that the amount of unrecognized tax benefits will significantly change over the next twelve months. No liability related to uncertain tax positions is recorded in the financial statements.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$1,390	$1,280
Increase in balance related to tax positions taken during the current year	99	109
Increase in balance related to tax positions taken during prior years	—	1
Ending balance	$1,489	$1,390
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2021 and December 31, 2020.
All of the Company’s tax years will remain open for examination by the federal and state authorities for 3 and 4 years, respectively, from the date of utilization of its tax attributes.
12.Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(36,080)	$(24,278)
Reduction of Series A' redeemable convertible preferred stock liquidation value	—	228
Net loss attributable to common stockholders	$(36,080)	$(24,050)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	16,608,800	204,068
Net loss per share attributable to common stockholders, basic and diluted	$(2.17)	$(117.85)
In connection with issuance of Series B’ redeemable convertible preferred stock, the Company amended the terms of the existing Series A’ redeemable convertible preferred stock and reduced the liquidation preference of Series A’ redeemable convertible preferred stock from $116.350 to $58.175. The reduction of Series A’ redeemable convertible preferred stock liquidation preference was accounted for as an extinguishment with $0.2 million recognized as extinguishment gain in accumulated deficit in the quarter ended September 30, 2020. The

NeuroPace, Inc.
Notes to Financial Statements
extinguishment gain reduced the net loss attributable to common stockholders for the year ended December 31, 2020.
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2021	2020
Redeemable convertible preferred shares	—	16,614,178
Options to purchase common stock	3,038,970	2,835,265
Unvested early exercised common stock options	174,171	30,802
Unvested restricted stock units	596,085	—
Shares committed under ESPP	114,736	—
Redeemable convertible preferred stock warrants	—	346,823
Total Shares	3,923,962	19,827,068
13. 401(k) Savings Plan
On January 1, 2000, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. To date, the Company has made no contributions to the 401(k) plan.
14.Related Parties
Covidien Group S.a.r.l., an indirect wholly-owned subsidiary of Medtronic, plc, became a holder of more than five percent of the Company’s capital stock in August 2020. Pursuant to the terms of a cross-license with Medtronic, the Company made royalty payments of approximately $0.4 million during both the years ended December 31, 2021 and 2020 (Note 2). As of December 31, 2021, Covidien Group S.a.r.l. held less than five percent of the Company’s capital stock.
In August 2020, the Company reimbursed KCK Ltd., a greater than five percent stockholder, a total of approximately $0.3 million for executive recruitment services that had been paid by KCK to the service providers on behalf of the Company.
Also see Note 6 for additional related party transactions related to the 2019 and 2020 Convertible Notes.
15.     Subsequent Events
In March 2022, the New Term Loan was amended to reduce the minimum annual net revenue covenant to $43.0 million for the year ended December 31, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K, and has concluded that, based on such evaluation, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our principal executive officer and principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this annual report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Material Weakness in Internal Controls Over Financial Reporting
We identified a material weakness in our internal control over financial reporting that exists as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We determined that we had a material weakness because we did not design controls to address segregation of duties over the review and approval of account reconciliations and manual journal entries. There were no misstatements as a result of this material weakness; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
Management’s Plan to Remediate the Material Weakness
With the oversight of senior management and our audit committee, we implemented remediation steps in 2021, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. While we believe these measures will remediate the material weakness identified and strengthen our internal control over financial reporting, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness is remediated. As such, our remediation initiatives were not completed within a sufficient timeframe to remediate the material weakness in internal control over financial reporting as of December 31, 2021. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, we implemented enhanced controls related to our journal entry and account reconciliation processes. There were no other changes in our internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.
We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, controller, and persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.investors.neuropace.com under the section entitled Governance Documents. If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation.
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(1) FINANCIAL STATEMENTS
Our financial statements are listed in the “Index to the Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
All schedules to the financial statements are omitted because they are not applicable, not material or the required information is shown in Par II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(3) EXHIBITS
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
4.2	Description of securities					X
10.1	2020 Stock Plan.	S-1	333-254663	10.4	March 24, 2021
10.2	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Stock Plan.	S-1	333-254663	10.5	March 24, 2021
10.3	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.4	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.5	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.6	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
10.7+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Michael Favet.	S-1	333-254663	10.11	March 24, 2021
10.8+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Rebecca Kuhn.	S-1	333-254663	10.12	March 24, 2021
10.9+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Martha Morell, M.D.	S-1	333-254663	10.13	March 24, 2021
10.10+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Irina Ridley.	S-1	333-254663	10.14	March 24, 2021
10.11	Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC.	S-1	333-254663	10.17	March 24, 2021
10.12	Amendment One to the Supply Agreement, dated December 21, 2020, by and between the Company and Micro Systems Engineering, Inc.	S-1	333-254663	10.19	March 24, 2021

10.13	Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	S-1/A	333-254663	10.19	April 14, 2021
10.14+	Non-Employee Director Compensation Policy	S-1/A	333-254663	10.20	April 14, 2021
10.15	Office Lease, dated August 24, 2011, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.21	April 14, 2021
10.16	First Amendment to Office Lease, dated May 24, 2018, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.22	April 14, 2021
10.17	Lease Modification Agreement, dated April 30, 2020, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.23	April 14, 2021
10.18+	Officer Severance Benefit Plan.	S-1/A	333-254663	10.24	April 14, 2021
10.19+	Employee Cash Incentive Plan.	S-1/A	333-254663	10.25	April 14, 2021
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page hereto).					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.INS	XBRL Instance Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X
_________________
+ Indicates management contract or compensatory plan.
* The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 10, 2022.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Favet and Rebecca Kuhn, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Favet	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2022
Michael Favet

/s/ Rebecca Kuhn	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 10, 2022
Rebecca Kuhn

/s/ Frank Fischer	Director	March 10, 2022
Frank Fischer

/s/ Greg Garfield	Director	March 10, 2022
Greg Garfield

/s/ Joseph S. Lacob	Director	March 10, 2022
Joseph S. Lacob

/s/ Lisa Andrade	Director	March 10, 2022
Lisa Andrade

/s/ Rakhi Kumar	Director	March 10, 2022
Rakhi Kumar

/s/ Renee Ryan	Director	March 10, 2022
Renee Ryan