Form 10-Q
period 2022-03-31
NeuroPace Inc
filed 2022-05-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2022, there were approximately 24,605,333 shares of the registrant's common stock outstanding.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions more thoroughly described in “Risk Factors.” These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-Q, as well as our other disclosures and filings, include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
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
•our ability to develop and maintain our corporate infrastructure, including our ability to maintain an effective system of internal controls;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,489	$19,187
Short-term investments	95,686	96,397
Accounts receivable	9,061	7,091
Inventory	8,103	7,822
Prepaid expenses and other current assets	2,081	2,319
Total current assets	122,420	132,816
Property and equipment, net	860	603
Operating lease right-of-use asset	5,559	—
Restricted cash	122	122
Other assets	21	21
Total assets	$128,982	$133,562
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,228	$1,378
Accrued liabilities	6,961	7,923
Operating lease liability	2,868	—
Total current liabilities	12,057	9,301
Deferred rent, noncurrent	—	911
Long-term debt	50,115	49,847
Operating lease liability, net of current portion	3,987	—
Total liabilities	66,159	60,059
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 24,477,180 and 24,452,999 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	24	24
Additional paid-in capital	499,013	497,522
Accumulated other comprehensive loss	(982)	(272)
Accumulated deficit	(435,232)	(423,771)
Total stockholders’ equity	62,823	73,503
Total liabilities and stockholders’ equity	$128,982	$133,562
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue	$11,374	$11,217
Cost of goods sold	3,115	2,724
Gross profit	8,259	8,493
Operating expenses
Research and development	5,577	4,100
Selling, general and administrative	12,444	8,267
Total operating expenses	18,021	12,367
Loss from operations	(9,762)	(3,874)
Interest income	134	26
Interest expense	(1,830)	(1,849)
Other income (expense), net	(3)	(3,113)
Net loss	$(11,461)	$(8,810)
Unrealized loss on available-for-sale debt securities	(710)	—
Comprehensive loss	$(12,171)	$(8,810)
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(32.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,307,485	269,178
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2022	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
Net loss	—	—	—	—	(11,461)	(11,461)
Unrealized loss on available-for-sale debt securities	—	—	—	(710)	—	(710)
Issuance of common stock pursuant to stock option exercises	38,635	—	1	—	—	1
Repurchase of common stock	(14,454)	—	—	—	—	—
Change in early exercise liability	—	—	2	—	—	2
Stock-based compensation	—	—	1,488	—	—	1,488
Balances as of March 31, 2022	24,477,180	$24	$499,013	$(982)	$(435,232)	$62,823

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(8,810)	(8,810)
Issuance of common stock pursuant to stock option exercises	—	—	156,538	—	4	—	—	4
Stock-based compensation	—	—	—	—	202	—	—	202
Balances as of March 31, 2021	16,614,178	$141,422	470,634	$—	$240,032	$33	$(396,501)	$(156,436)
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(11,461)	$(8,810)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	1,488	202
Depreciation	80	74
Amortization of debt discount and issuance costs	67	69
Non-cash interest expense	201	217
Amortization of right-of-use asset	672	—
Inventory write-downs	82	24
Change in fair value of redeemable convertible preferred stock warrant liability	—	3,122
Changes in operating assets and liabilities
Accounts receivable	(1,970)	194
Inventory	(362)	(157)
Prepaid expenses and other assets	239	(135)
Accounts payable	820	536
Accrued liabilities	(472)	(1,094)
Operating lease liabilities	(777)	—
Deferred rent	—	(178)
Net cash (used in) operating activities	(11,393)	(5,936)
Cash flows from investing activities
Acquisition of property and equipment	(306)	(35)
Purchase of short-term investments	—	(5,000)
Net cash (used in) investing activities	(306)	(5,035)
Cash flows from financing activities
Issuance of common stock pursuant to stock option exercises	1	4
Payment of deferred offering costs	—	(1,582)
Net cash provided by (used in) financing activities	1	(1,578)
Net decrease in cash and cash equivalents	(11,698)	(12,549)
Cash, cash equivalents and restricted cash
Beginning of the period	19,309	26,756
End of the period	$7,611	$14,207
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$7,489	$13,841
Restricted cash	122	366
Cash, cash equivalents and restricted cash in balance sheets	$7,611	$14,207

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,563	$1,563
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$(2)	$—
Purchase of property and equipment included in accounts payable	$31	$—
Unpaid deferred offering costs included in accounts payable and accrued liabilities	$—	$578
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $435.2 million as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company used $11.4 million and $5.9 million of cash, respectively, in its operating activities. As of March 31, 2022, the Company had cash, cash equivalents and short-term investments of $103.2 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts, commissions and offering costs.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $43.0 million in the year ended December 31, 2022, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional funds, and resulting in a going concern. As of March 31, 2022, the Company was in compliance with all covenants of the Term Loan.
The COVID-19 pandemic is affecting business conditions in the industry in which the Company operates. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
evaluated for treatment with and demand for elective procedures using the Company's RNS System. A similar decrease occurred in the third and fourth quarters of 2021, as well as in the beginning of the first quarter of 2022, as hospitals responded to new COVID-19 variants, including the Delta and Omicron variants. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
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
All issued and outstanding shares of common stock and redeemable convertible preferred stock and related per share amounts contained in the accompanying financial statements have been retroactively revised to reflect the combined effect of all reverse stock splits for all periods presented.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 10, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of March 31, 2022 and condensed results of operations and condensed cash flows for the three months ended March 31, 2022 and 2021 have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
Use of Estimates
The preparation of unaudited interim condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgment when making estimates related to the valuation of its common stock prior to the IPO, and related stock-based compensation, the valuation of deferred tax assets and related valuation allowances, provision for excess and obsolete inventories, and the valuation of redeemable convertible preferred stock warrant liability. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments. Short-term investments comprise available-for-sale debt securities, which are carried at fair value. The Company believes that its borrowings bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. The redeemable convertible preferred stock warrant liability is carried at fair value based on unobservable market inputs. The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 3).
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three months ended March 31, 2022 and 2021, there were no customers that represented 10% or more of revenue. As of March 31, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable.
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
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity as a reduction of additional paid-in capital. As of March 31, 2022 and December 31, 2021, there were no deferred offering costs recorded on the condensed balance sheets.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the three months ended March 31, 2021, for facility leases that contain rent escalations or rent concession provisions, the Company recorded its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2021, the Company recorded differences between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset.
Upon adoption of ASC 842, Leases, on January 1, 2022, the Company determined if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liability, and operating lease liability, net of current portion on the Company’s condensed balance sheets.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected certain practical expedients under ASC 842 which are: (i) to not record leases with an initial term of twelve months or less on the balance sheet; (ii) to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets, and (iii) to carry forward prior conclusions about lease identification and classification.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million. Funding is approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million. Approval of funds for years two through five is subject to the completion of certain milestones.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through March 31, 2022, $0.2 million of qualifying expenses have been incurred and funded by the NIH.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, common stock subject to repurchase related to early exercise of stock options, and restricted stock units are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities, as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
dividend rights in the event a dividend is paid on common stock. The holders of redeemable convertible preferred stock and the holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of this ASU. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delays the adoption dates for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company adopted Topic 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $6.1 million and lease liabilities of $7.5 million for its operating leases as of January 1, 2022. In addition, the amount of the Company’s deferred rent as of December 31, 2021 of $1.4 million was removed upon adoption. The adoption of these ASUs did not have any impact on the condensed statements of operations and comprehensive loss and condensed statements of cash flows. See Note 5 for more information related to the Company’s lease obligations.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures, and does not expect the standard will have a material impact on the Company’s financial statements and related disclosures.
3.Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of March 31, 2022 (in thousands):

	Fair Value as of March 31, 2022	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$5,632	$5,632	$—	$—
Fixed income mutual funds, included in short-term investments	95,686	95,686	—	—
Total	$101,318	$101,318	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies. The Company’s available-for-sale investments comprise short-term investments in fixed income mutual funds, which primarily consist of debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	March 31,	December 31,
	2022	2021
Cost basis	$96,668	$96,702
Unrealized loss	(982)	(305)
Fair value	$95,686	$96,397
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding for the purchase of redeemable convertible preferred stock as of March 31, 2022, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.
The change in fair value of the redeemable convertible preferred stock warrant liability is summarized below (in thousands):

Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2021	$369
Change in fair value included in other income (expense), net	3,122
Fair value as of March 31, 2021	$3,491

4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$2,297	$2,232
Work-in-process	1,210	879
Finished goods	4,596	4,711
Total	$8,103	$7,822
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery, equipment, furniture and fixtures	$4,043	$3,742
Computer equipment and software	2,952	2,916
Leasehold improvements	2,402	2,402
	9,397	9,060
Less: Accumulated depreciation	(8,537)	(8,457)
Property and equipment, net	$860	$603

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Payroll and related expenses	$5,575	$6,547
Inventory-raw materials	467	251
Professional fees	140	109
Deferred rent, current	—	490
Other	779	526
Total accrued liabilities	$6,961	$7,923

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
Rent expense for the three months ended March 31, 2021 was $0.7 million. As of December 31, 2021, $1.4 million was recorded as deferred rent expense.
The Company’s future minimum lease payments under the non-cancellable operating lease as of December 31, 2021 were as follows (in thousands):

December 31, 2021
2022	$3,172
2023	3,267
2024	1,666
Total	$8,105

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities as of March 31, 2022 are as follows (in thousands):

March 31, 2022
2022 (remaining nine months)	$2,394
2023	3,267
2024	1,666
Total undiscounted lease payments	7,327
Less: imputed interest	472
Total operating lease liability	6,855
Less: current portion	2,868
Operating lease liability, net of current portion	$3,987
Operating lease cost was $0.7 million for the three months ended March 31, 2022. As of March 31, 2022, the remaining term for the operating lease in Mountain View, California was 2.3 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 6.3%.
During the three months ended March 31, 2022, cash paid for amounts included in operating lease liabilities of $0.8 million was included in cash flows from operating activities on the condensed statements of cash flows.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of March 31, 2022 and December 31, 2021.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
6.Debt
2020 Term Loan
In September 2020, the Company entered into a Term Loan Agreement with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60.0 million, or the Term Loan, and borrowed $50.0 million. The remaining $10.0 million of the Term Loan was available to the Company for borrowing until March 31, 2022 if the Company achieved a revenue-based milestone in 2021. The revenue-based milestone was not achieved, and the remaining $10.0 million of the Term Loan expired without being drawn.
The Term Loan bears interest at a rate of 12.5% per year. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. The Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of March 31, 2022, the Term Loan had an annual effective interest rate of 15.66% per year.
The Term Loan is collateralized by substantially all of the Company’s assets. The Term Loan Agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that the Company achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents (see Note 1). In March 2022, the Term Loan was amended to reduce the minimum annual net revenue covenant to $43.0 million for the year ended December 31, 2022
The Company paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method. Also, the Company issued warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs (see Note 8).
During the three months ended March 31, 2022 and 2021, the Company recorded interest expense related to deferred financing and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $1.8 million and $1.8 million during the three months ended March 31, 2022 and 2021, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of March 31, 2022, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2022 (remaining nine months)	$4,774
2023	6,337
2024	6,354
2025	59,740
Total	77,205
Less: Unamortized debt discount and issuance cost	(1,094)
Less: Unaccreted backend fee	(3,791)
Less: Interest	(22,205)
Term Loan	$50,115
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
7.    Redeemable Convertible Preferred Stock
On April 26, 2021, upon the closing of the Company’s IPO, all outstanding redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. There was no issued and outstanding redeemable convertible preferred stock as of March 31, 2022 and December 31, 2021.
8.    Redeemable Convertible Preferred Stock Warrant Liability
On September 24, 2020, in connection with entering into the Term Loan Agreement, the Company issued CRG Partners IV L.P. and its affiliates warrants to purchase 346,823 shares of Series B’ redeemable convertible preferred stock at an exercise price of $6.51339 per share, or the Series B’ Warrants, which was accounted as debt issuance costs.
The Series B’ Warrants would terminate at the earlier of the ten-year anniversary from the issuance date, the closing of the Company’s IPO or liquidation of the Company. These warrants had a net exercise provision under which their holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Series B’ Warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The fair value of the Series B’ Warrants on the date of issuance of $0.6 million was recorded as a debt discount. Upon the closing of the IPO, the Series B’ Warrants were net exercised to 213,941 shares of Series B’ redeemable convertible preferred stock and subsequently converted into common stock on a one-to-one basis. Upon the closing of the IPO, the Company remeasured the Series B’ Warrants to fair value of $5.6 million, which was the intrinsic value of net exercised common stock, as according to the Series B’ Warrant agreements the Series B’ Warrants were to be automatically exercised upon the IPO and the expected term of the Series B’ Warrants was zero immediately before the closing of the IPO. Upon the closing of the IPO, the redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The change in fair value of $(3.1) million during the three months ended March 31, 2021 was recorded as a component of other income (expense), net in the condensed statements of operations and comprehensive loss.
The redeemable convertible preferred stock warrant liability was valued using the following assumptions under the Black-Scholes option pricing model:

March 31,
2021
Stock price	$14.50
Expected term (in years)	9.5
Expected volatility	38.4%
Weighted average risk-free interest rate	1.68%
Dividend yield	—%
9.    Common Stock
The Company’s Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of March 31, 2022 and December 31, 2021, no dividends had been declared.
As of March 31, 2022 and December 31, 2021, the Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2022	2021
Shares available for future grant under the 2021 Plan	1,559,459	2,132,750
Outstanding options under the 2021 Plan	3,543,716	3,038,970
Outstanding restricted stock units under the 2021 Plan	1,848,644	596,085
Common stock available for ESPP	714,698	470,169
Total	7,666,517	6,237,974
10.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2022	2,132,750
Shares authorized	1,222,649
Granted/Awarded	(1,863,948)
Cancelled	68,008
Shares available for grant as of March 31, 2022	1,559,459

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of stock option activity for the three months ended March 31, 2022 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2022	3,038,970	$2.61	8.83
Granted	580,700	$8.12
Exercised	(38,635)	$0.03
Cancelled	(37,319)	$0.06
Balances at March 31, 2022	3,543,716	$3.56	8.78
Vested and exercisable at March 31, 2022	1,182,725	$0.84	8.34
Vested and expected to vest at March 31, 2022	3,543,716	$3.56	8.78
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2022 and December 31, 2021, there were 143,156 and 174,171 shares of common stock issued pursuant to early exercised options and subject to repurchase, respectively.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance under the ESPP. In January 2022, the number of shares of common stock available for issuance under the ESPP was increased by 244,529 shares as a result of the automatic evergreen increase provision in the ESPP. The ESPP offering periods and purchase periods are determined by the Company’s board of directors, or the Board.
The first offering period was for 0.6 years beginning May 20, 2021 through December 6, 2021. The Company issued 109,831 shares under the ESPP for the year ended December 31, 2021. As of March 31, 2022, 714,698 shares under the ESPP remain available for purchase. The Board authorized a new offering period of six months, which began on December 7, 2021 and runs through June 6, 2022.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	596,085	$22.06
Granted	1,283,248	$8.30
Cancelled	(30,689)	$20.53
Unvested, March 31, 2022	1,848,644	$12.53
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$110	$10
Research and development	440	37
Selling, general and administrative	938	155
Total stock-based compensation	$1,488	$202
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options and restricted stock units	$1,352	$202
ESPP	136	—
Total stock-based compensation	$1,488	$202
As of March 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $27.3 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.4 years.
As of March 31, 2022, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
11.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2022 and 2021 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2021.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(11,461)	$(8,810)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	24,307,485	269,178
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	$(32.73)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2022	2021
Redeemable convertible preferred shares	—	16,614,178
Options to purchase common stock	3,543,716	2,829,317
Unvested early exercised common stock options	143,156	182,316
Shares committed under ESPP	108,681	—
Unvested restricted stock units	1,848,644	—
Redeemable convertible preferred stock warrants	—	346,823
Total Shares	5,644,197	19,972,634

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of March 31, 2022, over 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts are focused on the comprehensive epilepsy centers, or Level 4 CECs, that facilitate appropriate care for drug-resistant epilepsy patients, including procedures for implantation of epilepsy neuromodulation devices such as our RNS System. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of Level 4 CECs and the number of epilepsy specialists increase, as more patients are referred to these CECs, and as more care for RNS-implanted patients can happen outside of the Level 4 CECs. In addition, the sale of replacement neuromodulation devices when the battery in our RNS neurostimulator approaches end of service provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe that through accelerated salesforce expansion, there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and expand our referral channel to increase the number of drug-resistant patients referred to Level 4 CECs.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of March 31, 2022, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2022, we had an accumulated deficit of $435.2 million, cash, cash equivalents and short-term marketable debt securities of $103.2 million, and $50.1 million of outstanding term loans, net of debt discount and issuance costs.
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
While our hospital customers began to gradually perform elective epilepsy procedures again during the second half of 2020, we saw another reduction in these procedures in late 2020, during parts of 2021, and in the beginning of 2022. Our business was negatively impacted in the third quarter of 2021 due to the rise in COVID-19 Delta variant cases, increased vacation demand and hospital staffing shortages and in the fourth quarter of 2021 due to the rise in COVID-19 Omicron variant cases and ongoing hospital staffing shortages. A surge in Omicron variant cases early in the first quarter of 2022 had a significant negative impact on our business due to limits on elective procedures and hospital staffing shortages until later in the quarter when patient COVID infections and hospital restrictions began to subside.
We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to impact our revenue and negatively impact our business, financial condition and results of operations. While our business grew in 2021, we continue to experience variability in RNS procedures, largely coinciding with periodic spikes in COVID-19 cases. Given the dramatic increase in COVID-19 infections in the beginning of 2022, we cannot provide assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. We believe that we may see fluctuations in RNS System procedures as the impact of COVID-19 continues. In addition, due to the pandemic, our patient pipeline may continue to be reduced temporarily due to a delay in the diagnostic evaluations that are used to identify appropriate patients for our RNS System. Further, once the pandemic subsides, there may be a substantial backlog of EMU admissions and of procedures to be performed at hospitals for a variety of medical conditions. As a result, patients seeking treatment with our RNS System may have to navigate limited provider capacity. We believe this limited EMU and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations throughout the remainder of and following the end of the pandemic. We experienced unusual seasonality in the third quarter of 2021 and may experience seasonality in the future as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in RNS procedures. Additionally, hospitals continue to experience staffing shortages and may experience them in future, also resulting in a reduction in RNS procedures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact, among others.
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

Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including expenses related to stock-based compensation, manufacturing overhead, charges for excess, obsolete and non-sellable inventories, and royalties. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems are sold.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and clinical studies. Research and development expenses include personnel-related costs for our research and development employees, including expenses related to stock-based compensation, consulting services, clinical trial expenses, regulatory expenses, prototyping, testing, materials and supplies, and allocated overhead including facilities and information technology expenses. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements and conduct studies for expanded indications for use.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs for our sales and marketing employees, including stock-based compensation and sales-based variable compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses and allocated facility and information technology expenses, and for administrative personnel that support our general operations such as executive management, information technology, finance, accounting, customer services, human resources and legal personnel. We expense sales variable compensation when revenue related to the underlying sale is recognized. Selling, general and administrative expenses also include costs attributable to professional fees for legal, accounting and tax services, insurance and recruiting fees.
We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses to increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. We expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our systems to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums and investor relations costs. Our selling, general and administrative expenses may fluctuate from period to period as we continue to grow.

Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facility, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and short-term marketable debt securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of our redeemable convertible preferred stock warrant liability.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue	$11,374	$11,217	$157	1%
Cost of goods sold	3,115	2,724	391	14%
Gross profit	8,259	8,493	(234)	(3)%
Operating expenses
Research and development	5,577	4,100	1,477	36%
Selling, general and administrative	12,444	8,267	4,177	51%
Total operating expenses	18,021	12,367	5,654	46%
Loss from operations	(9,762)	(3,874)	(5,888)	152%
Interest income	134	26	108	415%
Interest expense	(1,830)	(1,849)	19	(1)%
Other income (expense), net	(3)	(3,113)	3,110	NM
Net loss	$(11,461)	$(8,810)	$(2,651)	30%
NM = Not meaningful
Revenue
Revenue increased by $0.2 million, or 1%, to $11.4 million during the three months ended March 31, 2022, compared to $11.2 million during the three months ended March 31, 2021. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Revenue from sales of our RNS System for replacement procedures represented approximately 23% of our total revenue for the three months ended March 31, 2022 as compared to approximately 28% for the three months ended March 31, 2021. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 14%, to $3.1 million during the three months ended March 31, 2022, compared to $2.7 million during the three months ended March 31, 2021. The increase was primarily due to an increase in indirect labor costs including stock-based compensation and reduced production volume as a result of the increased volatility resulting from the COVID-19 pandemic, particularly the Omicron variant, in the three months ended March 31, 2022. Our gross margin decreased from 75.7% for the three months ended March 31, 2021 to 72.6% for the three months ended March 31, 2022 primarily due to higher fixed costs per unit as a result of the reduced production volume.

Research and Development Expenses
Research and development expenses increased by $1.5 million, or 36%, to $5.6 million during the three months ended March 31, 2022, compared to $4.1 million during the three months ended March 31, 2021. The increase in research and development expenses was primarily due to an increase of $1.1 million in personnel-related expenses primarily due to hiring additional personnel to support product development efforts and clinical studies, an increase of $0.2 million in product development costs, and an increase of $0.2 million in costs associated with our clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.2 million, or 51%, to $12.4 million during the three months ended March 31, 2022, compared to $8.3 million during the three months ended March 31, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $1.8 million in personnel-related expenses primarily due to hiring additional personnel and to stock-based compensation, an increase of $1.3 million in general and administrative costs related to operating as a public company, and an increase of $0.8 million in sales, field support and marketing costs including travel, contractors, and digital advertising due to an increased focus on marketing activities to support commercial growth and returning operations to pre-pandemic levels.
Interest Expense and Income
Interest expense was $1.8 million for both the three months ended March 31, 2022 and 2021 due to the approximately same average balances of our term loans during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Interest income increased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to an increase in average balances of our money market funds and short-term marketable debt securities.
Other Income (Expense), net
Other income (expense), net decreased by $3.1 million to less than $0.1 million during the three months ended March 31, 2022, compared to ($3.1) million during the three months ended March 31, 2021, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability by $3.1 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO in the three months ended March 31, 2021.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of March 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $103.2 million, compared to $115.6 million at December 31, 2021, and $50.1 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $49.8 million at December 31, 2021. In September 2020, we entered into the Term Loan for total borrowings of up to $60 million and borrowed $50 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
2020 Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10.0 million was available to us for borrowing until March 31, 2022 if we achieved a revenue-based milestone in 2021. The revenue-based milestone was not met, and the remaining $10.0 million of the Term Loan expired without being drawn. The borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
The loan bears interest at a rate of 12.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. The loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at our option if we completed our IPO on or prior September 30, 2023. In connection with closing the IPO, we extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We also expect to incur additional expenses to expand our commercial organization and efforts and additional costs associated with continuing to re-establish operations to pre-pandemic levels and to plan for continued growth. We may incur additional expenses to further enhance our research and development efforts and pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2024. Future minimum lease payments under non-cancelable operating leases were $7.3 million as of March 31, 2022. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $103.2 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three months ended March 31, 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(11,393)	$(5,936)
Investing activities	(306)	(5,035)
Financing activities	1	(1,578)
Net increase in cash and cash equivalents	$(11,698)	$(12,549)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $11.4 million for the three months ended March 31, 2022. Cash used in operating activities was primarily a result of the net loss of $11.5 million, adjusted for non-cash charges of $2.6 million and change in operating assets and liabilities of $2.5 million. The non-cash charges primarily consisted of $0.2 million of non-cash interest expense related to our term loan, $1.5 million of stock-based compensation, and $0.7 million of amortization of right-of-use assets. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.0 million primarily due to an increase in sales of our products in March 2022 as COVID-19-related hospital restrictions eased, a decrease in accrued liabilities of $0.5 million, and a decrease in operating lease liabilities of $0.8 million offset in part by an increase in accounts payable of $0.8 million primarily due to the timing of payments to our vendors.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2022, which primarily consisted of purchases of property and equipment of $0.3 million.

Net cash used in investing activities was $5.0 million for the three months ended March 31, 2021, which consisted solely of purchases of marketable debt securities of $5.0 million.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was immaterial for the three months ended March 31, 2022, and primarily relates to receipt of proceeds from the exercise of stock options.
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2021, which primarily relates to payment of deferred offering costs of $1.6 million.
Critical Accounting Policies and Estimates
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. There had been no material changes to these accounting policies during the three months ended March 31, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $103.2 million, compared to $115.6 million at December 31, 2021, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting
We previously disclosed a material weakness in our internal control over financial reporting that existed as of December 31, 2021. We determined that we had a material weakness because we did not design controls to address segregation of duties over the review and approval of account reconciliations and manual journal entries. There were no misstatements as a result of this material weakness; however, it could have resulted in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
With the oversight of senior management and our audit committee, we implemented remediation steps in 2021 including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. We have completed the design, testing and evaluation of new and enhanced internal controls and have determined that, as of March 31, 2022, the controls were designed and have operated effectively for a sufficient period of time for our management to conclude that the material weakness has been remediated.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are and from time to time may become subject to legal proceedings. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially effect our business, results of operations, financial position or cash flows.
For a discussion of our current legal proceedings, please refer to the information set forth under the “Legal Proceedings” section in Note 5, Commitments and Contingencies, in Notes to Condensed Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q.
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
•Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated at Level 4 CECs. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations will be harmed;
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
•We previously identified and subsequently remediated a material weakness in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations; and
•To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

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
Certain U.S. governmental authorities and certain hospitals have recommended, and in certain cases required, that various elective procedures, including implant procedures for our RNS System, be suspended or canceled to avoid nonessential patient exposure to medical environments and potential infection with COVID-19 and to focus limited healthcare resources and personnel capacity toward the treatment of COVID-19 patients. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic procedures. These actions have resulted in an adverse impact to our ability to sell our RNS System to new and existing customers, customer adoption of our RNS System, and customer use of our RNS System. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. Our sales were particularly negatively impacted in the third and fourth quarters of 2021 as well as the beginning of the first quarter of 2022, as a result of Delta and Omicron variant headwinds and we expect the COVID-19 related adverse impact to continue into 2022. Specifically, in the third quarter of 2021 and in part as a result of the COVID Delta variant, our business was negatively impacted by decreased and delayed procedures being performed to implant our RNS System, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as increased vacation demand as a result of loosening travel restrictions and hospital staffing shortages, which we believe may continue throughout the pandemic. We saw additional impact in the fourth quarter of 2021 and the beginning of the first quarter of 2022 as a result of continued Delta variant headwinds and new headwinds from the Omicron variant. We expect to see continued impact from the Omicron variant as well as other variants in 2022. We may also continue to see an impact on the sales of our RNS System as a result of hospital staffing shortages as well as seasonality, which, as COVID variants continue to emerge and certain pandemic restrictions are tightened then relaxed and physicians and patients take vacations, may result in additional reduction in both preimplantation diagnostic procedures as well as RNS implant and replacement procedures.
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
Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated at Level 4 CECs. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at Level 4 CECs. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options at Level 4 CECs. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently suffering from epilepsy but who are not being treated will seek treatment or utilize Level 4 CECs for treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
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
We are actively expanding our presence in the United States through additional sales and education efforts to drive awareness of our RNS System amongst patients, clinicians and hospital facilities, to drive adoption of our RNS System at Level 4 CECs and increase utilization of our RNS System within new and existing accounts. We also plan to explore regulatory and reimbursement approval pathways to expand our presence in international territories.
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
The successful use of our RNS System depends in part on the training and skill of the neurosurgeon performing the implant procedure as well as the clinician, typically an epilepsy specialist, performing the subsequent programming of our RNS System and monitoring the patient response. Clinicians could experience difficulty with the technique necessary to successfully implant and program our RNS System, and monitor patients if they do not receive appropriate training. Moreover, clinicians rely on their previous medical training and experience when recommending or implanting our RNS System, and we cannot guarantee that all neurosurgeons will have the necessary implantation skills to properly perform the procedure. We cannot be certain that physicians or healthcare providers that use our RNS System have received sufficient training, and physicians or healthcare providers who have not received adequate training may nonetheless attempt to use our RNS System with their patients. If clinicians implant or utilize our RNS System incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our RNS System may negatively impact the perception of patient benefit and safety of our RNS System, notwithstanding results from our clinical studies. These results could limit adoption of our RNS System in treatment for drug-resistant focal epilepsy, which would harm our sales, business, financial condition, and results of operations.

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
As of March 31, 2022, we had 175 employees. As our sales and marketing strategies develop and as we continue our transition of operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are increasingly dependent on complex information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing and inventory management purposes. Further, our products collect, use, store, disclose, transfer, and otherwise process sensitive patient data, such as detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. We also collect, use, store, disclose, transfer, and otherwise process a growing volume of other personal information and confidential, proprietary and sensitive data, which may include procedure-

based information and sensitive healthcare data, credit card, and other financial information, insurance information, and other potentially personally identifiable information. Our information technology systems or those of our service providers may be subject to computer viruses, phishing, social engineering, denial or degradation of service attacks, ransomware, malware attacks or other threats, cyberattacks, or dishonest acts by computer hackers or terrorists, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions. Technological interruptions or threats would disrupt our operations, including the ability of our clinicians to use our products as intended to treat patients, the ability of patients to safely and securely upload their data using and into our products, as well as our ability to adequately manufacture our products, timely ship and track product orders, project inventory requirements, manage our supply chain and otherwise adequately service our customers. Additionally, any of these incidents could result in the theft, unauthorized access, acquisition, use, disclosure, modification, or misappropriation of personal information of patients that use our products, trial participants, employees, third parties with whom we conduct business, as well as other confidential, proprietary, and sensitive data, and can also result in fraudulent activity, system disruptions or shutdowns.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2022 and 2021, we reported net losses of $11.5 million and $8.8 million, respectively. As a result of these losses, as of March 31, 2022, we had an accumulated deficit of approximately $435.2 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of March 31, 2022, we have drawn $50 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In March 2022, the Term Loan was amended to reduce the minimum annual revenue covenant. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2022 and 2021, our net cash used in operating activities was $11.4 million and $5.9 million, respectively. As of March 31, 2022, we had $103.2 million of cash, cash equivalents and short-term investments and $12.1 million in current liabilities.
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
We previously identified and subsequently remediated a material weakness in our internal control over financial reporting. If we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations.
We previously identified a material weakness in our internal control over financial reporting that had not been determined to be remediated as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design controls to address segregation of duties over the review and approval of account reconciliations and manual journal entries. There were no misstatements as a result of this material weakness; however, it could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.
We implemented remediation steps in 2021 to improve our internal control over financial reporting, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. We have completed the design, testing and evaluation of new and enhanced internal controls and have determined that, as of March 31, 2022, the controls were designed and have operated effectively for a sufficient period of time for our management team to conclude that the material weakness has been remediated.
We cannot be certain that the actions we may take in the future will prevent or avoid potential future material weaknesses. If we identify any additional material weaknesses in our internal control over financial reporting and are unable to successfully remediate them , the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
Our history of recurring losses and anticipated expenditures as well as the significant amount of debt that we have incurred may affect our ability to operate our business and secure additional financing in the future.
We have incurred operating losses to date and it is possible we may never generate a profit. Additionally, our obligations under the Term Loan Agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to engage in various activities, which management may deem important for the business. The covenants related to the Term Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our Term Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business.
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
As of March 31, 2022, we had a total of approximately 24,477,180 shares outstanding of common stock, of which 6,644,967 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of March 31, 2022, there were approximately 7,666,517 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of March 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, including through the right to acquire within sixty days, approximately 75.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provide that the federal district courts of the United States be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid and several state trial courts have enforced such provisions and required that suits asserting Securities Act claims be filed in federal court, there is no guarantee that courts of appeal will affirm the enforceability of such provisions and a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with litigating Securities Act claims in state court, or both state and federal court, which could harm our business, financial condition, results of operations, and prospects.
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
We are involved in, and from time to time in the future we may become involved in, legal proceedings relating to patent and other intellectual property matters, product liability claims, employee matters, tort or contract claims, federal regulatory investigations, private rights of action, securities matters and class actions as well as other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on April 20, 2021, we received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While we believe that our RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, we are cooperating fully with CFIUS on the matter. In addition, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and our board of directors. The complaint alleges various claims related to our reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. We believe there is no merit to these allegations and intend to vigorously defend ourselves against this action.
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports, the first of which being for the year ending December 31, 2022, a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we identify additional material weaknesses in our internal control over financial reporting, our reputation could be negatively impacted, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
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
None.
Use of Proceeds
In April 2021, we closed our initial public offering of 6,900,000 shares of our common stock, including shares issued upon the exercise in full of the underwriters’ option to purchase 900,000 additional shares of common stock, at a public offering price of $17.00 per share. We received gross proceeds of $117.3 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254663), which was declared effective by the SEC on April 21, 2021. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers for the offering. Wells Fargo Securities, LLC and SVB Leerink LLC also acted as book-running managers for the offering. Shares of our common stock began trading on the Nasdaq Global Market on April 22, 2021 and, following the sale of all the shares upon the closing of the initial public offering on April 26, 2021, the offer terminated.
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
10.1
First Amendment to Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC
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
_________________
*    The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 12, 2022.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)