Form 10-Q
period 2022-06-30
NeuroPace Inc
filed 2022-08-11
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2022, there were approximately 24,846,909 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$5,702	$19,187
Short-term investments	86,709	96,397
Accounts receivable	8,474	7,091
Inventory	8,419	7,822
Prepaid expenses and other current assets	3,160	2,319
Total current assets	112,464	132,816
Property and equipment, net	951	603
Operating lease right-of-use asset	4,986	—
Restricted cash	122	122
Other assets	21	21
Total assets	$118,544	$133,562
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,503	$1,378
Accrued liabilities	6,962	7,923
Operating lease liability	2,936	—
Total current liabilities	11,401	9,301
Deferred rent, noncurrent	—	911
Long-term debt	51,018	49,847
Operating lease liability, net of current portion	3,223	—
Total liabilities	65,642	60,059
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 24,814,855 and 24,452,999 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	502,250	497,522
Accumulated other comprehensive loss	(1,451)	(272)
Accumulated deficit	(447,922)	(423,771)
Total stockholders’ equity	52,902	73,503
Total liabilities and stockholders’ equity	$118,544	$133,562
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue	$10,200	$12,630	$21,574	$23,847
Cost of goods sold	2,734	3,271	5,849	5,995
Gross profit	7,466	9,359	15,725	17,852
Operating expenses
Research and development	5,669	4,437	11,246	8,537
Selling, general and administrative	12,771	9,527	25,215	17,794
Total operating expenses	18,440	13,964	36,461	26,331
Loss from operations	(10,974)	(4,605)	(20,736)	(8,479)
Interest income	221	100	355	126
Interest expense	(1,852)	(1,873)	(3,682)	(3,722)
Other income (expense), net	(85)	(2,116)	(88)	(5,229)
Net loss	$(12,690)	$(8,494)	$(24,151)	$(17,304)
Unrealized loss on available-for-sale debt securities	(469)	(22)	(1,179)	(22)
Comprehensive loss	$(13,159)	$(8,516)	$(25,330)	$(17,326)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.48)	$(0.99)	$(1.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,503,552	17,553,818	24,406,100	8,959,134
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2022	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
Net loss	—	—	—	—	(11,461)	(11,461)
Unrealized loss on available-for-sale debt securities	—	—	—	(710)	—	(710)
Issuance of common stock pursuant to stock option exercises	38,635	—	1	—	—	1
Repurchase of common stock	(14,454)	—	—	—	—	—
Change in early exercise liability	—	—	2	—	—	2
Stock-based compensation	—	—	1,488	—	—	1,488
Balances as of March 31, 2022	24,477,180	24	499,013	(982)	(435,232)	62,823
Net loss	—	—	—	—	(12,690)	(12,690)
Unrealized loss on available-for-sale debt securities	—	—	—	(469)	—	(469)
Issuance of common stock pursuant to stock option exercises	74,435	—	2	—	—	2
Issuance of common stock pursuant to Employee Stock Purchase Plan	147,217	1	678	—	—	679
Issuance of common stock upon vesting of restricted stock units	121,656	—	—	—	—	—
Shares withheld for taxes	(5,633)	—	(47)	—	—	(47)
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	2,603	—	—	2,603
Balances as of June 30, 2022	24,814,855	$25	$502,250	$(1,451)	$(447,922)	$52,902

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(8,810)	(8,810)
Issuance of common stock pursuant to stock option exercises	—	—	156,538	—	4	—	—	4
Stock-based compensation	—	—	—	—	202	—	—	202
Balances as of March 31, 2021	16,614,178	$141,422	470,634	—	240,032	33	(396,501)	(156,436)
Net loss	—	—	—	—	—	—	(8,494)	(8,494)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(22)	—	(22)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	95,770	—	4	—	—	4
Change in early exercise liability	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	1,103	—	—	1,103
Balances as of June 30, 2021	—	$—	24,294,708	$24	$493,626	$11	$(404,995)	$88,666
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(24,151)	$(17,304)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,091	1,305
Depreciation	153	142
Amortization of debt discount and issuance costs	128	142
Non-cash interest expense	411	438
PIK interest incurred but not paid on term loan	632	—
Amortization of right-of-use asset	1,343	—
Realized loss from sale of short-term investments	109	—
Inventory write-downs	169	162
Change in fair value of redeemable convertible preferred stock warrant liability	—	5,236
Changes in operating assets and liabilities
Accounts receivable	(1,384)	690
Inventory	(766)	(218)
Prepaid expenses and other assets	(841)	(2,660)
Accounts payable	93	68
Accrued liabilities	(468)	521
Operating lease liabilities	(1,570)	—
Deferred rent	—	(472)
Net cash (used in) operating activities	(22,051)	(11,950)
Cash flows from investing activities
Acquisition of property and equipment	(470)	(52)
Proceeds from sale of short-term investments	8,400	—
Purchase of short-term investments	—	(85,000)
Net cash provided by (used in) investing activities	7,930	(85,052)
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	683	8
Taxes withheld and paid related to net share settlement of equity awards	(47)	—
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	—	109,089
Payment of deferred offering costs	—	(3,392)
Repayment of debt	—	(4,090)
Net cash provided by financing activities	636	101,615
Net (decrease) increase in cash and cash equivalents	(13,485)	4,613
Cash, cash equivalents and restricted cash
Beginning of the period	19,309	26,756
End of the period	$5,824	$31,369
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$5,702	$31,247
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$5,824	$31,369

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,510	$3,143
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$(3)	$4
Purchase of property and equipment included in accounts payable	$31	$—
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $447.9 million as of June 30, 2022. For the six months ended June 30, 2022 and 2021, the Company used $22.1 million and $12.0 million of cash, respectively, in its operating activities. As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $92.4 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts, commissions and offering costs.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $43.0 million in the year ended December 31, 2022, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional funds, and resulting in a going concern. As of June 30, 2022, the Company was in compliance with all covenants of the Term Loan.
The COVID-19 pandemic is affecting business conditions in the industry in which the Company operates. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. In response to the pandemic, many state and local governments in the U.S. issued orders that temporarily precluded elective procedures in order to conserve scarce health system resources. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. A similar

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
decrease occurred in the third and fourth quarters of 2021, as well as in the first half of 2022, as hospitals responded to new COVID-19 variants, including the Delta and Omicron variants. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
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
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 10, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of June 30, 2022 and condensed results of operations for the three and six months ended June 30, 2022 and 2021 and condensed cash flows for the six months ended June 30, 2022 and 2021 have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and six months ended June 30, 2022 and 2021, there were no customers that represented 10% or more of revenue. As of June 30, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable.
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
Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the three and six months ended June 30, 2021, for facility leases that contain rent escalations or rent concession provisions, the Company recorded its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2021, the Company recorded differences between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset.
Upon adoption of ASC 842, Leases, on January 1, 2022, the Company determined if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets,

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s condensed financial statements. Funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through June 30, 2022, $0.4 million of qualifying expenses have been incurred and funded by the NIH related to the first year funding. As of June 30, 2022, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the second year funding.
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, common stock subject to repurchase related to early exercise of stock options, and restricted stock units are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of this ASU. This ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delayed the adoption dates for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company adopted Topic 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $6.1 million and lease liabilities of $7.5 million for its operating leases as of January 1, 2022. In addition, the amount of the Company’s deferred rent as of December 31, 2021 of $1.4 million was removed upon adoption. The adoption of these ASUs did not have any impact on the condensed statements of operations and comprehensive loss and condensed statements of cash flows. See Note 5 for more information related to the Company’s lease obligations.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of June 30, 2022 (in thousands):

	Fair Value as of June 30, 2022	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$5,253	$5,253	$—	$—
Fixed income mutual funds, included in short-term investments	86,709	86,709	—	—
Total	$91,962	$91,962	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021.
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
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	June 30,	December 31,
	2022	2021
Cost basis	$88,160	$96,702
Unrealized loss	(1,451)	(305)
Fair value	$86,709	$96,397
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
for the purchase of redeemable convertible preferred stock as of June 30, 2022, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.
The change in fair value of the redeemable convertible preferred stock warrant liability is summarized below (in thousands):

Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2021	$369
Change in fair value included in other income (expense), net	5,236
Net exercise of redeemable convertible preferred stock warrants	(5,605)
Fair value as of June 30, 2021	$—

4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$2,463	$2,232
Work-in-process	747	879
Finished goods	5,209	4,711
Total	$8,419	$7,822
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery, equipment, furniture and fixtures	$4,207	$3,742
Computer equipment and software	2,952	2,916
Leasehold improvements	2,402	2,402
	9,561	9,060
Less: Accumulated depreciation	(8,610)	(8,457)
Property and equipment, net	$951	$603

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $0.2 million and $0.1 million, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Payroll and related expenses	$5,254	$6,547
Inventory-raw materials	355	251
Professional fees	419	109
Deferred rent, current	—	490
Other	934	526
Total accrued liabilities	$6,962	$7,923

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
Rent expense for the three and six months ended June 30, 2021 was $0.7 million and $1.4 million, respectively. As of December 31, 2021, $1.4 million was recorded as deferred rent expense.
The Company’s future minimum lease payments under the non-cancellable operating lease as of December 31, 2021 were as follows (in thousands):

December 31, 2021
2022	$3,172
2023	3,267
2024	1,666
Total	$8,105

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands):

June 30, 2022
2022 (remaining six months)	$1,601
2023	3,267
2024	1,666
Total undiscounted lease payments	6,534
Less: imputed interest	375
Total operating lease liability	6,159
Less: current portion	2,936
Operating lease liability, net of current portion	$3,223
Operating lease cost was $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the remaining term for the operating lease in Mountain View, California was 2.0 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 6.3%.
During the six months ended June 30, 2022, cash paid for amounts included in operating lease liabilities of $1.6 million was included in cash flows from operating activities on the condensed statements of cash flows.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of June 30, 2022 and December 31, 2021.
Legal Proceedings
The Company is, and from time to time may become, involved in legal proceedings. The Company may also pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially affect our business, results of operations, financial position, or cash flows. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal costs are expensed as incurred. The Company believes it has recorded adequate provisions for any such

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
lawsuits and claims as of June 30, 2022. The provisions are immaterial and are recorded within selling, general and administrative expenses. The nature of the loss contingencies relating to claims that have been asserted against us are described below.
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
Additionally, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, or together with Company, the Parties, filed a complaint in the United States District Court for the Northern District of California, or the Court, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and its board of directors. The complaint alleges various claims related to the Company’s reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. On August 8, 2022, the Parties entered into a confidential settlement agreement, which contains, among other things, a mutual release of claims and no admission of liability by defendants. On August 9, 2022, the Parties filed a stipulation of dismissal with prejudice, which was entered by the Court on August 9, 2022. Although the Company has agreed to settle these claims, it continues to believe there is no merit to the stockholders’ allegations. As of June 30, 2022, the Company has recorded an immaterial estimated liability related to this complaint.
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
The Term Loan bears interest at a rate of 12.5% per year. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 31, 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 1, 2021 through June 30, 2025, the Company has the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For the three months ended June 30, 2022, the Company elected the PIK option, increasing the principal of the Term Loan by $0.6 million.
The Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of June 30, 2022, the Term Loan had an annual effective interest rate of 15.66% per year.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs (see Note 8).
During the three months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $1.9 million and $1.9 million during the three months ended June 30, 2022 and 2021, respectively. Interest expense on the Term Loan was $3.7 million and $3.7 million during the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2022 (remaining six months)	$3,235
2023	6,417
2024	6,434
2025	60,495
Total	76,581
Less: Unamortized debt discount and issuance cost	(1,034)
Less: Unaccreted backend fee	(3,642)
Less: Interest	(20,887)
Term Loan	$51,018
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
7.    Redeemable Convertible Preferred Stock
On April 26, 2021, upon the closing of the Company’s IPO, all outstanding redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. There was no issued and outstanding redeemable convertible preferred stock as of June 30, 2022 and December 31, 2021.
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
The change in fair value of $(2.1) million and $(5.2) million during the three and six months ended June 30, 2021 was recorded as a component of other income (expense), net in the condensed statements of operations and comprehensive loss.
9.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2022 and December 31, 2021, no dividends had been declared.
As of June 30, 2022 and December 31, 2021, the Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2022	2021
Shares available for future grant under the 2021 Plan	1,350,745	2,132,750
Outstanding options under the 2021 Plan	3,547,590	3,038,970
Outstanding restricted stock units under the 2021 Plan	1,863,026	596,085
Common stock available for ESPP	567,481	470,169
Total	7,328,842	6,237,974
10.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2022	2,132,750
Shares authorized	1,222,649
Granted/Awarded	(2,127,294)
Cancelled	117,007
Withheld for taxes	5,633
Shares available for grant as of June 30, 2022	1,350,745

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of stock option activity for the six months ended June 30, 2022 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2022	3,038,970	$2.61	8.83
Granted	690,218	$7.83
Exercised	(113,070)	$0.03
Cancelled	(68,528)	$6.90
Balances at June 30, 2022	3,547,590	$3.62	8.58
Vested and exercisable at June 30, 2022	1,339,228	$1.86	8.18
Vested and expected to vest at June 30, 2022	3,547,590	$3.62	8.58
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2022 and December 31, 2021, there were 125,726 and 174,171 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
The first offering period was for 0.6 years beginning May 20, 2021 through December 6, 2021. The Company issued 109,831 shares under the ESPP for the year ended December 31, 2021. The second offering period was for six months beginning December 7, 2021 through June 6, 2022. The Company issued 147,217 shares under the ESPP for the three months ended June 30, 2022. As of June 30, 2022, 567,481 shares under the ESPP remain available for purchase. The Board authorized a new offering period of six months, which began on June 7, 2022 and runs through December 6, 2022.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	596,085	$22.06
Granted	1,437,076	$8.04
Vested	(121,656)	$23.59
Cancelled	(48,479)	$17.80
Unvested, June 30, 2022	1,863,026	$11.26
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$163	$31	$273	$41
Research and development	748	309	1,188	346
Selling, general and administrative	1,692	763	2,630	918
Total stock-based compensation	$2,603	$1,103	$4,091	$1,305
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and restricted stock units	$2,491	$923	$3,843	$1,125
ESPP	112	180	248	180
Total stock-based compensation	$2,603	$1,103	$4,091	$1,305
As of June 30, 2022, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $25.6 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.2 years.
As of June 30, 2022, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
11.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2022 and 2021 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no changes in the estimated uncertain tax benefits recorded as of December 31, 2021.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(12,690)	$(8,494)	$(24,151)	$(17,304)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	24,503,552	17,553,818	24,406,100	8,959,134
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(0.48)	$(0.99)	$(1.93)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2022	2021
Options to purchase common stock	3,547,590	3,108,859
Unvested early exercised common stock options	125,726	206,581
Shares committed under ESPP	141,864	35,613
Unvested restricted stock units	1,863,026	529,156
Total Shares	5,678,206	3,880,209

13.    Subsequent Events
In August 2022, the Company entered into an Exclusive Distribution Agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which the Company will become the exclusive U.S. distributor of DIXI Medical’s product line. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography electrodes. These electrodes are used in the epilepsy monitoring units of comprehensive epilepsy centers to determine where epileptic seizures originate. DIXI Medical will supply their products to the Company and provide the Company with ongoing related commercial support. In consideration for DIXI Medical’s ongoing commercial support, the Company will pay DIXI Medical $2.0 million in the fourth quarter of 2022 and $1.25 million in each of the fourth quarters of 2023 and 2024, for a total of $4.5 million.

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of June 30, 2022, over 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe that through our expanded sales force, there is a significant opportunity to efficiently grow our account base, drive higher utilization within these centers, and expand our referral channel to increase the number of drug-resistant patients referred to Level 4 CECs.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of June 30, 2022, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2022, we had an accumulated deficit of $447.9 million, cash, cash equivalents and short-term marketable debt securities of $92.4 million, and $51.0 million of outstanding term loans, net of debt discount and issuance costs.
On April 21, 2021, we completed our initial public offering of our common stock, or IPO, in which we issued and sold an aggregate of 6,900,000 shares of common stock (inclusive of 900,000 shares pursuant to the exercise by the underwriters of their option) at a price of $17.00 per share for aggregate cash proceeds of approximately $105.5 million, net of underwriting discounts and commissions and offering costs. The sale and issuance of 6,900,000 shares in the IPO closed on April 26, 2021. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and efficacy of our RNS System and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to adolescent patients, ages 12-17, and drug-resistant generalized epilepsy patients, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to Level 4 CECs. Moreover, we expect to continue to incur additional expenses associated with operating as a public company. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the next several years. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
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
•Continuing our physician education programs and direct-to-patient marketing efforts through social media and other virtual forums; and
•Increasing our capital resources through the completion of our IPO in April 2021.
While our hospital customers began to gradually perform elective epilepsy procedures again during the second half of 2020, we saw another reduction in these procedures in late 2020 and during parts of 2021 and 2022. Our business was negatively impacted in the third quarter of 2021 due to the rise in COVID-19 Delta variant cases, increased vacation demand and hospital staffing shortages and in the fourth quarter of 2021 due to the rise in COVID-19 Omicron variant cases and ongoing hospital staffing shortages. Continued surges in cases as a result of Omicron variants have had a significant negative impact on our business due to limits on elective procedures and hospital staffing shortages. Our business was negatively impacted in the second quarter of 2022 due to a reduced patient pipeline resulting from delayed or cancelled EMU admissions for epilepsy diagnostic evaluations in prior quarters and from ongoing hospital staffing shortages.
We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic, which is uncertain, and will continue to impact our revenue and negatively impact our business, financial condition and results of operations. While our business grew in 2021, we continue to experience variability in RNS procedures, largely coinciding with periodic spikes in COVID-19 cases. Given the dramatic increase in COVID-19 infections in the first half of 2022, we cannot provide assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant. We believe that we may see fluctuations in RNS System procedures as the impact of COVID-19 continues. In addition, due to the pandemic, our patient pipeline may continue to be reduced temporarily due to a delay in the diagnostic evaluations that are used to identify appropriate patients for our RNS System. Further, once the pandemic subsides, there may be a substantial backlog of EMU admissions and of procedures to be performed at hospitals for a variety of medical conditions. As a result, patients seeking treatment with our RNS System may have to navigate limited provider capacity. We believe this limited EMU and hospital capacity could have a significant adverse effect on our business, financial condition and results of operations throughout the remainder of and following the end of the pandemic. We experienced unusual seasonality in parts of 2021 and may experience seasonality in the future as certain pandemic restrictions are relaxed and physicians and patients take vacations, resulting in a reduction in RNS procedures. Additionally, hospitals continue to experience staffing shortages and may experience them in future, also resulting in a reduction in RNS procedures. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact, among others.
Our financial statements reflect judgments and estimates that could change in the future as a result of the COVID-19 pandemic.
DIXI Distribution Agreement
In August 2022, we entered into an Exclusive Distribution Agreement, or the Distribution Agreement, with DIXI Medical USA Corp. pursuant to which we will become the exclusive U.S. distributor of DIXI Medical’s product line. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography, or Stereo EEG, electrodes. These electrodes are used in the epilepsy monitoring units of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership will provide us with improved visibility of patients moving through the epilepsy monitoring units, many of whom may be candidates for the RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. DIXI Medical will supply us with ongoing commercial support and will supply us with DIXI Medical products as ordered by us.
With the DIXI Medical partnership expected to close at the beginning of the fourth quarter, we expect to recognize incremental expenses of approximately $1 million in the fourth quarter associated with the initial commercial launch. Further, we will incur ongoing expenses in connection with our performance under the Distribution Agreement, although we expect that quarterly expenses will be less than in the fourth quarter of 2022. Under the Distribution Agreement, we will pay DIXI Medical a $2.0 million cash payment in the fourth quarter of 2022 and a $1.25 million cash payment in each of the fourth quarters of 2023 and 2024, for a total of $4.5 million.
Factors Affecting our Performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Clinician, Hospital and Patient Awareness and Acceptance of Our RNS System
Our goal is to establish our RNS System as a standard of care for drug-resistant epilepsy. We intend to continue to promote awareness of our RNS System within existing and new accounts through additional investments in training and education of clinicians, epilepsy centers, hospitals and patients on the clinical benefits of our RNS System for the treatment of drug-resistant epilepsy. In addition, we intend to publish additional clinical data in scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting patient and referring clinician outreach efforts to help increase the number of appropriate patients with drug-resistant epilepsy being treated at Level 4 CECs. These efforts require significant investment by our marketing and sales organization.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead, charges for excess, obsolete and non-sellable inventories, and royalties. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems are sold.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and clinical studies. Research and development expenses include personnel-related costs for our research and development employees, including stock-based compensation, and expenses related to consulting services, clinical trials, regulatory activities, prototyping, testing, materials and supplies, and allocated overhead including facilities and information technology expenses. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses to increase in absolute dollars as we hire additional personnel to develop new product offerings and product enhancements and conduct studies for expanded indications for use.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$10,200	$12,630	$(2,430)	(19)%
Cost of goods sold	2,734	3,271	(537)	(16)%
Gross profit	7,466	9,359	(1,893)	(20)%
Operating expenses
Research and development	5,669	4,437	1,232	28%
Selling, general and administrative	12,771	9,527	3,244	34%
Total operating expenses	18,440	13,964	4,476	32%
Loss from operations	(10,974)	(4,605)	(6,369)	138%
Interest income	221	100	121	121%
Interest expense	(1,852)	(1,873)	21	(1)%
Other income (expense), net	(85)	(2,116)	2,031	(96)%
Net loss	$(12,690)	$(8,494)	$(4,196)	49%
Revenue
Revenue decreased by $2.4 million, or 19%, to $10.2 million during the three months ended June 30, 2022, compared to $12.6 million during the three months ended June 30, 2021. The decrease in revenue was primarily due to a decrease in the number of units sold for initial implant and replacement procedures in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Revenue from sales of our RNS System for replacement procedures represented approximately 21% of our total revenue for the three months ended June 30, 2022 as compared to approximately 27% for the three months ended June 30, 2021. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.5 million, or 16%, to $2.7 million during the three months ended June 30, 2022, compared to $3.3 million during the three months ended June 30, 2021. The decrease was primarily due to a decrease in sales volume, partially offset by an increase in indirect labor costs including stock-based compensation, in the three months ended June 30, 2022. Our gross margin decreased from 74.1% for the three months ended June 30, 2021 to 73.2% for the three months ended June 30, 2022 primarily due to higher indirect labor costs.
Research and Development Expenses
Research and development expenses increased by $1.2 million, or 28%, to $5.7 million during the three months ended June 30, 2022, compared to $4.4 million during the three months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase of $0.8 million in personnel-related expenses mainly as a result of hiring additional personnel to support product development efforts and clinical studies, an increase of $0.2 million in product development costs, and an increase of $0.2 million in costs associated with our clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.2 million, or 34%, to $12.8 million during the three months ended June 30, 2022, compared to $9.5 million during the three months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $1.4 million in personnel-related expenses mainly as a result of hiring additional sales and marketing personnel and to stock-based compensation, an increase of $1.3 million in general and administrative costs related to operating as a public company, and an increase of $0.4 million in sales, field support and marketing costs including travel, contractors, and digital advertising due to an increased focus on marketing activities to support commercial growth and returning operations to pre-pandemic levels.
Interest Expense and Income
Interest expense was $1.9 million for both the three months ended June 30, 2022 and 2021 due to the approximately same average balances of our term loans during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest income increased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in average balances of our money market funds and short-term marketable debt securities.
Other Income (Expense), net
Other income (expense), net decreased by $2.0 million to ($0.1) million during the three months ended June 30, 2022, compared to ($2.1) million during the three months ended June 30, 2021, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability by $2.1 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO in the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$21,574	$23,847	$(2,273)	(10)%
Cost of goods sold	5,849	5,995	(146)	(2)%
Gross profit	15,725	17,852	(2,127)	(12)%
Operating expenses
Research and development	11,246	8,537	2,709	32%
Selling, general and administrative	25,215	17,794	7,421	42%
Total operating expenses	36,461	26,331	10,130	38%
Loss from operations	(20,736)	(8,479)	(12,257)	145%
Interest income	355	126	229	182%
Interest expense	(3,682)	(3,722)	40	(1)%
Other income (expense), net	(88)	(5,229)	5,141	(98)%
Net loss	$(24,151)	$(17,304)	$(6,847)	40%
Revenue
Revenue decreased by $2.3 million, or 10%, to $21.6 million during the six months ended June 30, 2022, compared to $23.8 million during the six months ended June 30, 2021. The decrease in revenue was primarily due to a decrease in the number of units sold for initial implant and replacement procedures in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Revenue from sales of our RNS System for replacement procedures represented approximately 22% of our total revenue for the six months ended June 30, 2022 as compared to approximately 27% for the six months ended June 30, 2021. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.1 million, or 2%, to $5.9 million during the six months ended June 30, 2022, compared to $6.0 million during the six months ended June 30, 2021. The decrease was primarily due to a decrease in sales volume, partially offset by an increase in indirect labor costs including stock-based compensation, in the six months ended June 30, 2022. Our gross margin decreased from 74.9% for the six months ended June 30, 2021 to 72.9% for the six months ended June 30, 2022 primarily due to higher indirect labor costs.
Research and Development Expenses
Research and development expenses increased by $2.7 million, or 32%, to $11.2 million during the six months ended June 30, 2022, compared to $8.5 million during the six months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase of $1.9 million in personnel-related expenses primarily due to hiring additional personnel to support product development efforts and clinical studies, an increase of $0.4 million in product development costs, and an increase of $0.4 million in costs associated with our clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.4 million, or 42%, to $25.2 million during the six months ended June 30, 2022, compared to $17.8 million during the six months ended June 30, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $3.2 million in personnel-related expenses primarily due to hiring additional personnel and to stock-based compensation, an increase of $2.6 million in general and administrative costs related to operating as a public company, and an increase of $1.3 million in sales, field support and marketing costs including travel, contractors, and digital advertising due to an increased focus on marketing activities to support commercial growth and returning operations to pre-pandemic levels.
Interest Expense and Income
Interest expense was $3.7 million for both the six months ended June 30, 2022 and 2021 due to the approximately same average balances of our term loans during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Interest income increased by $0.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in average balances of our money market funds and short-term marketable debt securities.
Other Income (Expense), net
Other income (expense), net decreased by $5.1 million to ($0.1) million during the six months ended June 30, 2022, compared to ($5.2) million during the six months ended June 30, 2021, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability by $5.2 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO in the six months ended June 30, 2021.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of June 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $92.4 million, compared to $115.6 million at December 31, 2021, and $51.0 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $49.8 million at December 31, 2021. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization and efforts, to re-establish operations to pre-pandemic levels, and to plan for continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2024. Future minimum lease payments under non-cancelable operating leases were $6.5 million as of June 30, 2022. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $92.4 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three and six months ended June 30, 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(22,051)	$(11,950)
Investing activities	7,930	(85,052)
Financing activities	636	101,615
Net (decrease) increase in cash and cash equivalents	$(13,485)	$4,613
Cash Flows Used in Operating Activities
Net cash used in operating activities was $22.1 million for the six months ended June 30, 2022. Cash used in operating activities was primarily a result of the net loss of $24.2 million, adjusted for non-cash charges of $7.0 million and change in operating assets and liabilities of $4.9 million. The non-cash charges primarily consisted of $4.1 million of stock-based compensation, $1.3 million of amortization of right-of-use assets, and $0.6 million of interest incurred but paid-in-kind and $0.4 million of non-cash interest expense related to our term loan. The change in operating assets and liabilities was due to an increase in accounts receivable of $1.4 million primarily due to slower payments by our customers, an increase in inventories of $0.7 million largely due to an increase in finished goods, an increase in prepaid expenses and other assets of $0.8 million primarily due to the timing of payments to our vendors, a decrease in accrued liabilities of $0.5 million, and a decrease in operating lease liabilities of $1.6 million.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2022, which primarily consisted of sales of marketable debt securities of $8.4 million, which amounts were partially offset by purchases of property and equipment of $0.5 million.

Net cash used in investing activities was $85.1 million for the six months ended June 30, 2021, which primarily consisted of purchases of marketable debt securities of $85.0 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2022, which primarily relates to receipt of proceeds from the issuance of common stock under employee plans.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. There were no material changes to these accounting policies during the six months ended June 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $92.4 million, compared to $115.6 million at December 31, 2021, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
With the oversight of senior management and our audit committee, we implemented remediation steps in 2021 including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. We completed the design, testing and evaluation of new and enhanced internal controls and determined that, as of March 31, 2022, the controls were designed and had operated effectively for a sufficient period of time for our management to conclude that the material weakness had been remediated.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk and uncertainty. You should carefully read, consider, and evaluate the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Results of Operations,” our financial statements and related notes, and our other disclosures and filings. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment.
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
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding beyond Level 4 CECs as well as referral pathways to increase referrals to Level 4 CECs, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated at Level 4 CECs and beyond. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations will be harmed;
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
Certain U.S. governmental authorities and certain hospitals have recommended, and in certain cases required, that various elective procedures, including implant procedures for our RNS System, be suspended or canceled to avoid nonessential patient exposure to medical environments and potential infection with COVID-19 and to focus limited healthcare resources and personnel capacity toward the treatment of COVID-19 patients. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic procedures. These actions have resulted in an adverse impact to our ability to sell our RNS System to new and existing customers, customer adoption of our RNS System, and customer use of our RNS System. The disruptions to our activities and operations have negatively impacted and may continue to negatively impact our business, operating results and financial condition. Our sales were particularly negatively impacted in the third and fourth quarters of 2021 as well as the first half of 2022, as a result of Delta and Omicron variant headwinds and we expect the COVID-19 related adverse impact to continue into 2022. Specifically, in the third quarter of 2021 and in part as a result of the COVID Delta variant, our business was negatively impacted by decreased and delayed procedures being performed to implant our RNS System, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as increased vacation demand as a result of loosening travel restrictions and hospital staffing shortages, which we believe may continue throughout the pandemic. We saw additional impact in the fourth quarter of 2021 and the first half of 2022 as a result of continued Delta variant headwinds and new headwinds from the Omicron variant. We expect to see continued impact from the Omicron variant as well as other variants in 2022. We may also continue to see an impact on the sales of our RNS System as a result of hospital staffing shortages as well as seasonality, which, as COVID variants continue to emerge and certain pandemic restrictions are tightened then relaxed and physicians and patients take vacations, may result in additional reduction in both preimplantation diagnostic procedures as well as RNS implant and replacement procedures.
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
Our key personnel and other employees have and could continue to be affected by COVID-19. Illness, or the fear of illness, in our workforce as a result of COVID-19, have resulted and may result in reduced availability and productivity. In addition, we have taken and may take additional cost saving measures that lead to reductions in force, furloughs, or altered job responsibilities. These measures could reduce the efficiency of our operations or prove insufficient. Additionally, we have delayed and reduced, and may continue to delay or reduce, certain critical research, development, capital spending, and other projects as a result of COVID-19, which will delay the completion of such projects.
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
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding beyond Level 4 CECs as well as referral pathways to increase referrals to Level 4 CECs, and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs, and driving utilization by clinicians within CECs. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Additionally, our RNS System is primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. Therefore, we are dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to expand the population of patients we can treat with our RNS System, as well as the number of physicians that can prescribe and the number of centers at which neurosurgeons can implant our RNS System, but there can be no assurance that we will succeed.
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
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System at Level 4 CECs and beyond, our ability to develop and maintain relationships with programming centers, and our ability to expand referral pathways to CECs;
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
Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated at Level 4 CECs and beyond. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at Level 4 CECs. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options at Level 4 CECs and beyond. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently suffering from epilepsy but who are not being treated will seek treatment or utilize Level 4 CECs for treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
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
Primary care physicians, neurologists, and other healthcare providers may continue to prefer traditional treatments, such as additional attempts to treat with new therapeutic drugs that become available from time to time, including for fear of losing management of the patient’s care. If we are unable to educate clinicians to follow national guidelines, which recommend that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a CEC, we may be unable to successfully build our patient pipeline. This could harm our business, financial condition and results of operations.
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
We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, clinical trial specialists and other highly skilled personnel and to integrate current and additional personnel in all departments. As part of our expense management initiatives, we recently implemented a pause on hiring for certain open positions and implemented other reductions across the entire organization, including workforce reductions. The turnover, pause on hiring, or reductions of members of our senior management, sales and marketing professionals, engineers, scientists and clinical trial specialists or our decision to not hire for any of those positions could impact decision-making and could result in delays in product development and harm our business.
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
We expect to increase the size of our organization in the future, and we may experience difficulties in managing the operational elements or timing of this growth. If we are unable to manage or appropriately time the anticipated growth of our business, our future revenue and operating results may be harmed.
As of June 30, 2022, we had 187 employees. As our sales and marketing strategies develop and as we continue our transition of operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining and motivating additional employees;
•managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems and procedures.
Our future financial performance and our ability to successfully market and sell our RNS System will depend, in part, on our ability to effectively manage or time any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.
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
•various state laws governing the privacy and security of personal information, including the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and California Privacy Rights Act of 2020, or the CPRA, which amends and expands the CCPA and goes into effect in January 2023, which regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information. The CCPA and the CRPA requires covered companies to, amongst other things, provide new and additional disclosures to

California residents, and affords such residents new abilities to access their personal information and opt out of certain sales of personal information; and
•the federal Physician Payments Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.
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
We are subject to many diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they may require us to comply with through contractual obligations. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, foreign or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA, which became effective on January 1, 2020, regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information. The CCPA requires covered companies to, amongst other things, provide new and additional disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to access their personal information and opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA and the CPRA, a consumer privacy ballot initiative that amends and expands the CCPA becomes effective on January 1, 2023. The CPRA affords California residents significantly more control over their personal information, imposes heightened compliance obligations on covered companies, and establishes a new enforcement agency dedicated to consumer privacy. Certain of CPRA’s provisions impact personal information collected during the ramp-up period, on or after January 1, 2022. While aspects of the CPRA and its interpretation remain to be determined in practice, they create further uncertainty and may result in additional costs and expenses in an effort to comply. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We are also subject to the supervisory and enforcement authority of the Federal Trade Commission with regard to the collection, use, sharing, and disclosure of certain data collected from or about individuals. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2022 and 2021, we reported net losses of $24.2 million and $17.3 million, respectively. As a result of these losses, as of June 30, 2022, we had an accumulated deficit of approximately $447.9 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our expected future capital requirements may and do depend on many factors including expanding our customer base, the expansion of our sales force, our efforts to manage our expenses, and the timing and extent of spending on updating our product to enhance our offering or expand our reach. We may need additional funding to fund our operations but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay any dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.

We are party to an existing Term Loan Agreement, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default wherein we may need to immediately repay the amounts due under the Term Loan Agreement.
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of June 30, 2022, we have drawn $50 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In March 2022, the Term Loan was amended to reduce the minimum annual revenue covenant. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2022 and 2021, our net cash used in operating activities was $22.1 million and $12.0 million, respectively. As of June 30, 2022, we had $92.4 million of cash, cash equivalents and short-term investments and $11.4 million in current liabilities.
Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, the growth of sales and marketing teams and activities, our expense management initiatives, the expansion of the population of eligible patients, geographies we may choose to enter and commercialize in, updates to our products, potential introduction of new products, either developed internally or acquired, the continued oversight of regulatory agencies, and the continuing market acceptance of our products. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing, if needed, on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if needed, it could harm our business and growth prospects.
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
We implemented remediation steps in 2021 to improve our internal control over financial reporting, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. We have completed the design, testing and evaluation of new and enhanced internal controls and have determined that, as of June 30, 2022, the controls were designed and have operated effectively for a sufficient period of time for our management team to conclude that the material weakness has been remediated.
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
We rely on suppliers, vendors, partners, consultants, and other third parties to research, develop, and partake in both the manufacturing and commercialization of our products, as well as manage certain parts of our business. In addition, in August 2022 we entered into a distribution agreement with DIXI Medical pursuant to which we will become the exclusive U.S. distributor of DIXI Medical’s product line, under which DIXI Medical will provide us with ongoing commercial support and will supply us with DIXI Medical products, as ordered by us. Using these third parties poses a number of risks, such as:
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
As of June 30, 2022, we had a total of approximately 24,814,855 shares outstanding of common stock, of which 6,656,683 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of June 30, 2022, there were approximately 7,328,842 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of June 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, including through the right to acquire within sixty days, approximately 75.4% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
We are involved in, and from time to time in the future we may become involved in, legal proceedings relating to patent and other intellectual property matters, product liability claims, employee matters, tort or contract claims, federal regulatory investigations, private rights of action, securities matters and class actions as well as other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on April 20, 2021, we received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While we believe that our RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, we are cooperating fully with CFIUS on the matter. In addition, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and our board of directors. The complaint alleges various claims related to our reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. On August 8, 2022, we entered into a confidential settlement agreement, which contains, among other things, a mutual release of claims and no admission of liability by us or our board of directors. On August 9, 2022, the Parties filed a stipulation of dismissal with prejudice, which was entered by the Court on August 9, 2022.
Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts, judgements, and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. We may fail to enter into settlements or to obtain rulings for matters we believe we have resolved. There may be an increase in the scope of these or other matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us, irrespective of outcome, could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
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
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 11, 2022.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)