Form 10-Q
period 2022-09-30
NeuroPace Inc
filed 2022-11-08
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 4, 2022, there were approximately 24,903,146 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$5,688	$19,187
Short-term investments	79,724	96,397
Accounts receivable	7,876	7,091
Inventory	8,581	7,822
Prepaid expenses and other current assets	2,501	2,319
Total current assets	104,370	132,816
Property and equipment, net	894	603
Operating lease right-of-use asset	15,067	—
Restricted cash	122	122
Other assets	21	21
Total assets	$120,474	$133,562
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,175	$1,378
Accrued liabilities	7,550	7,923
Operating lease liability	692	—
Total current liabilities	9,417	9,301
Deferred rent, noncurrent	—	911
Long-term debt	51,954	49,847
Operating lease liability, net of current portion	15,694	—
Total liabilities	77,065	60,059
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 24,864,119 and 24,452,999 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	504,425	497,522
Accumulated other comprehensive loss	(1,334)	(272)
Accumulated deficit	(459,707)	(423,771)
Total stockholders’ equity	43,409	73,503
Total liabilities and stockholders’ equity	$120,474	$133,562
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Revenue	$11,157	$10,339	$32,731	$34,186
Cost of goods sold	3,192	2,832	9,041	8,827
Gross profit	7,965	7,507	23,690	25,359
Operating expenses
Research and development	5,611	4,329	16,857	12,866
Selling, general and administrative	12,553	9,421	37,768	27,215
Total operating expenses	18,164	13,750	54,625	40,081
Loss from operations	(10,199)	(6,243)	(30,935)	(14,722)
Interest income	423	136	778	262
Interest expense	(1,906)	(1,826)	(5,588)	(5,548)
Other income (expense), net	(103)	(150)	(191)	(5,379)
Net loss	$(11,785)	$(8,083)	$(35,936)	$(25,387)
Unrealized gain (loss) on available-for-sale debt securities	117	22	(1,062)	—
Comprehensive loss	$(11,668)	$(8,061)	$(36,998)	$(25,387)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.34)	$(1.47)	$(1.81)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,728,701	24,101,399	24,514,820	14,061,958
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2022	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
Net loss	—	—	—	—	(11,461)	(11,461)
Unrealized loss on available-for-sale debt securities	—	—	—	(710)	—	(710)
Issuance of common stock pursuant to stock option exercises	38,635	—	1	—	—	1
Repurchase of common stock	(14,454)	—	—	—	—	—
Change in early exercise liability	—	—	2	—	—	2
Stock-based compensation	—	—	1,488	—	—	1,488
Balances as of March 31, 2022	24,477,180	24	499,013	(982)	(435,232)	62,823
Net loss	—	—	—	—	(12,690)	(12,690)
Unrealized loss on available-for-sale debt securities	—	—	—	(469)	—	(469)
Issuance of common stock pursuant to stock option exercises	74,435	—	2	—	—	2
Issuance of common stock pursuant to Employee Stock Purchase Plan	147,217	1	678	—	—	679
Issuance of common stock upon vesting of restricted stock units	121,656	—	—	—	—	—
Shares withheld for taxes	(5,633)	—	(47)	—	—	(47)
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	2,603	—	—	2,603
Balances as of June 30, 2022	24,814,855	25	502,250	(1,451)	(447,922)	52,902
Net loss	—	—	—	—	(11,785)	(11,785)
Unrealized gain on available-for-sale debt securities	—	—	—	117	—	117
Issuance of common stock pursuant to stock option exercises	16,130	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	34,540	—	—	—	—	—
Shares withheld for taxes	(1,406)	—	(7)	—	—	(7)
Stock-based compensation	—	—	2,182	—	—	2,182
Balances as of September 30, 2022	24,864,119	$25	$504,425	$(1,334)	$(459,707)	$43,409
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances as of January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(8,810)	(8,810)
Issuance of common stock pursuant to stock option exercises	—	—	156,538	—	4	—	—	4
Stock-based compensation	—	—	—	—	202	—	—	202
Balances as of March 31, 2021	16,614,178	$141,422	470,634	—	240,032	33	(396,501)	(156,436)
Net loss	—	—	—	—	—	—	(8,494)	(8,494)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(22)	—	(22)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	95,770	—	4	—	—	4
Change in early exercise liability	—	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	—	—	1,103	—	—	1,103
Balances as of June 30, 2021	—	$—	24,294,708	24	493,626	11	(404,995)	88,666
Net loss	—	—	—	—	—	—	(8,083)	(8,083)
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	22	—	22
Issuance of common stock pursuant to stock option exercises	—	—	13,190	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,107	—	—	1,107
Balances as of September 30, 2021	—	$—	24,307,898	$24	$494,733	$33	$(413,078)	$81,712
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(35,936)	$(25,387)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	6,273	2,412
Depreciation	213	217
Amortization of debt discount and issuance costs	192	200
Non-cash interest expense	636	608
PIK interest incurred but not paid on term loan	1,279	—
Amortization of right-of-use asset	2,022	—
Realized loss from sale of short-term investments	210	—
Inventory write-downs	204	185
Change in fair value of redeemable convertible preferred stock warrant liability	—	5,236
Changes in operating assets and liabilities
Accounts receivable	(783)	1,784
Inventory	(964)	(438)
Prepaid expenses and other assets	(181)	(2,227)
Accounts payable	(208)	259
Accrued liabilities	121	1,296
Operating lease liabilities	(2,104)	—
Deferred rent	—	(519)
Net cash (used in) operating activities	(29,026)	(16,374)
Cash flows from investing activities
Acquisition of property and equipment	(501)	(230)
Proceeds from sale of short-term investments	15,400	—
Purchase of short-term investments	—	(85,012)
Net cash provided by (used in) investing activities	14,899	(85,242)
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	683	8
Taxes withheld and paid related to net share settlement of equity awards	(55)	—
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	—	109,089
Payment of deferred offering costs	—	(3,392)
Repayment of debt	—	(4,090)
Net cash provided by financing activities	628	101,615
Net (decrease) in cash and cash equivalents	(13,499)	(1)
Cash, cash equivalents and restricted cash
Beginning of the period	19,309	26,756
End of the period	$5,810	$26,755
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$5,688	$26,633
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$5,810	$26,755

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,481	$4,740
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for lease obligations	$10,585	$—
Net change in accrued liabilities from early exercise of options	$(3)	$4
Purchase of property and equipment included in accounts payable	$4	$97
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $459.7 million as of September 30, 2022. For the nine months ended September 30, 2022 and 2021, the Company used $29.0 million and $16.4 million of cash, respectively, in its operating activities. As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $85.4 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts, commissions and offering costs.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $43.0 million in the year ended December 31, 2022, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional funds, and resulting in a going concern. As of September 30, 2022, the Company was in compliance with all covenants of the Term Loan.
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
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2021 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 10, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2022 and condensed results of operations for the three and nine months ended September 30, 2022 and 2021 and condensed cash flows for the nine months ended September 30, 2022 and 2021 have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and nine months ended September 30, 2022 and 2021, there were no customers that represented 10% or more of revenue. As of September 30, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable.
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
Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the three and nine months ended September 30, 2021, for facility leases that contain rent escalations or rent concession provisions, the Company recorded its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2021, the Company recorded differences between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s condensed financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through September 30, 2022, $0.5 million of qualifying expenses have been incurred and funded by the NIH related to the first and second year funding. As of September 30, 2022, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the second year funding.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents, marketable securities and liabilities) at fair value as of September 30, 2022 (in thousands):

	Fair Value as of September 30, 2022	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$5,676	$5,676	$—	$—
Fixed income mutual funds, included in short-term investments	79,724	79,724	—	—
Total	$85,400	$85,400	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and December 31, 2021.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	September 30,	December 31,
	2022	2021
Cost basis	$81,058	$96,702
Unrealized loss	(1,334)	(305)
Fair value	$79,724	$96,397
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). There were no warrants outstanding for the purchase of redeemable convertible preferred stock as of September 30, 2022, as all such warrants were net exercised to shares of common stock upon the closing of the IPO.
The change in fair value of the redeemable convertible preferred stock warrant liability is summarized below (in thousands):

Redeemable Convertible Preferred Stock Warrant Liability
Fair value as of January 1, 2021	$369
Change in fair value included in other income (expense), net	5,236
Net exercise of redeemable convertible preferred stock warrants	(5,605)
Fair value as of September 30, 2021	$—

4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$3,171	$2,232
Work-in-process	501	879
Finished goods	4,909	4,711
Total	$8,581	$7,822
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery, equipment, furniture and fixtures	$4,211	$3,742
Computer equipment and software	2,952	2,916
Leasehold improvements	2,402	2,402
	9,565	9,060
Less: Accumulated depreciation	(8,671)	(8,457)
Property and equipment, net	$894	$603

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Depreciation expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Payroll and related expenses	$5,991	$6,547
Inventory-raw materials	377	251
Professional fees	365	109
Deferred rent, current	—	490
Other	817	526
Total accrued liabilities	$7,550	$7,923

5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. In August 2022, the Company amended the lease to extend it through June 30, 2030. The second amendment contains a rent free period from September 1, 2022 through December 31, 2022. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2030 and expiring on June 30, 2035. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease. In April 2020, the Company amended the lease agreement to defer 50.0% of the rental payment for May and June 2020 of $0.3 million. The deferred rental payments accrued interest at an annual rate of 8.0% starting from October 1, 2020 and were paid in three equal monthly installments commencing on April 1, 2021.
Rent expense for the three and nine months ended September 30, 2021 was $0.7 million and $2.1 million, respectively. As of December 31, 2021, $1.4 million was recorded as deferred rent liability.
The Company’s future minimum lease payments under the non-cancellable operating lease as of December 31, 2021 were as follows (in thousands):

December 31, 2021
2022	$3,172
2023	3,267
2024	1,666
Total	$8,105

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

September 30, 2022
2022 (remaining three months)	$—
2023	2,773
2024	2,857
2025	2,942
2026	3,031
Thereafter	11,354
Total undiscounted lease payments	22,957
Less: imputed interest	6,571
Total operating lease liability	16,386
Less: current portion	692
Operating lease liability, net of current portion	$15,694
Operating lease cost was $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the remaining term for the operating lease in Mountain View, California was 7.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the nine months ended September 30, 2022, cash paid for amounts included in operating lease liabilities of $2.1 million was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an Exclusive Distribution Agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company becomes the exclusive U.S. distributor of DIXI Medical’s product line. To maintain the exclusive distributor rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the first twelve months following October 1, 2022, and increase the purchase minimum by 10% for each of the two subsequent years.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of September 30, 2022 and December 31, 2021.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Legal Proceedings
The Company is, and from time to time may become, involved in legal proceedings. The Company may also pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of such matters may materially affect our business, results of operations, financial position, or cash flows. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. Legal costs are expensed as incurred. The Company believes it has recorded adequate provisions for any such lawsuits and claims as of September 30, 2022. The provisions are immaterial and are recorded within selling, general and administrative expenses. The nature of the loss contingencies relating to claims that have been asserted against us are described below.
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
Additionally, on October 18, 2021, three stockholders of the Company, James Jacoby, George Vachtsevanos, and Javier Echauz, or together with Company, the Parties, filed a complaint in the United States District Court for the Northern District of California, or the Court, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against the Company and its board of directors. The complaint alleged various claims related to the Company’s reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. On August 8, 2022, the Parties entered into a confidential settlement agreement, which contains, among other things, a mutual release of claims and no admission of liability by defendants. On August 9, 2022, the Parties filed a stipulation of dismissal with prejudice, which was entered by the Court on August 9, 2022. Although the Company has agreed to settle these claims, it continues to believe there was no merit to the stockholders’ allegations. The Company recorded an immaterial expense related to this complaint.
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
The Term Loan bears interest at a rate of 12.5% per year. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 31, 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 1, 2021 through June 30, 2025, the Company has the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 1, 2022 through September 30, 2022, the Company elected the PIK option, increasing the principal of the Term Loan by $1.3 million.
The Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of September 30, 2022, the Term Loan had an annual effective interest rate of 15.67% per year.
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
During the three months ended September 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.2 million and $0.2 million, respectively.
Interest expense on the Term Loan was $1.9 million and $1.9 million during the three months ended September 30, 2022 and 2021, respectively. Interest expense on the Term Loan was $5.6 million and $5.5 million during the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2022 (remaining three months)	$1,638
2023	6,499
2024	6,517
2025	61,268
Total	75,922
Less: Unamortized debt discount and issuance cost	(970)
Less: Unaccreted backend fee	(3,483)
Less: Interest	(19,515)
Term Loan	$51,954
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
7.    Redeemable Convertible Preferred Stock
On April 26, 2021, upon the closing of the Company’s IPO, all outstanding redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. There was no issued and outstanding redeemable convertible preferred stock as of September 30, 2022 and December 31, 2021.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The change in fair value of $0 and $(5.2) million during the three and nine months ended September 30, 2021 was recorded as a component of other income (expense), net in the condensed statements of operations and comprehensive loss.
9.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2022 and December 31, 2021, no dividends had been declared.
As of September 30, 2022 and December 31, 2021, the Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2022	2021
Shares available for future grant under the 2021 Plan	1,383,132	2,132,750
Outstanding options under the 2021 Plan	3,506,756	3,038,970
Outstanding restricted stock units under the 2021 Plan	1,822,209	596,085
Common stock available for ESPP	567,481	470,169
Total	7,279,578	6,237,974
10.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements

Shares Available for Grant
Shares available for grant as of January 1, 2022	2,132,750
Authorized	1,222,649
Granted/Awarded	(2,219,220)
Cancelled	239,914
Withheld for taxes	7,039
Shares available for grant as of September 30, 2022	1,383,132
A summary of stock option activity for the nine months ended September 30, 2022 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2022	3,038,970	$2.61	8.83
Granted	690,218	$7.83
Exercised	(129,200)	$0.03
Cancelled	(93,232)	$7.69
Balances at September 30, 2022	3,506,756	$3.59	8.36
Vested and exercisable at September 30, 2022	1,518,126	$1.94	8.03
Vested and expected to vest at September 30, 2022	3,506,756	$3.59	8.36
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2022 and December 31, 2021, there were 111,527 and 174,171 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
The first offering period was for 0.6 years beginning May 20, 2021 through December 6, 2021. The Company issued 109,831 shares under the ESPP for the year ended December 31, 2021. The second offering period was for six months beginning December 7, 2021 through June 6, 2022. The Company issued 147,217 shares under the ESPP for the three months ended June 30, 2022. As of September 30, 2022, 567,481 shares under the ESPP remain

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
available for purchase. The Board authorized a new offering period of six months, which began on June 7, 2022 and runs through December 6, 2022.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	596,085	$22.06
Granted	1,529,002	$7.89
Vested	(156,196)	$23.52
Cancelled	(146,682)	$14.68
Unvested, September 30, 2022	1,822,209	$10.64
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$129	$93	$402	$134
Research and development	563	348	1,751	694
Selling, general and administrative	1,490	666	4,120	1,584
Total stock-based compensation	$2,182	$1,107	$6,273	$2,412
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and restricted stock units	$2,054	$714	$5,897	$1,839
ESPP	128	393	376	573
Total stock-based compensation	$2,182	$1,107	$6,273	$2,412
As of September 30, 2022, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $22.9 million, which will be amortized on a straight-line basis over a weighted average remaining period of 3.0 years.
As of September 30, 2022, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
11.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2022 and 2021 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
12.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(11,785)	$(8,083)	$(35,936)	$(25,387)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	24,728,701	24,101,399	24,514,820	14,061,958
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.34)	$(1.47)	$(1.81)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2022	2021
Options to purchase common stock	3,506,756	3,089,821
Unvested early exercised common stock options	111,527	192,741
Shares committed under ESPP	127,451	57,514
Unvested restricted stock units	1,822,209	552,304
Total Shares	5,567,943	3,892,380

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
Overview
We are a commercial-stage medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System delivers the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, in order to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment.
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of September 30, 2022, over 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of September 30, 2022, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2022, we had an accumulated deficit of $459.7 million, cash, cash equivalents and short-term marketable debt securities of $85.4 million, and $52.0 million of outstanding term loans, net of debt discount and issuance costs.
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
The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant our RNS System, delaying and decreasing epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, as well as creating hospital staffing shortages and periodic increased vacation demand as a result of loosening travel restrictions, and we expect the pandemic will continue to negatively impact our business, financial condition and results of operations. Beginning in March 2020 and continuing into 2022, our net sales have been negatively impacted by the COVID-19 pandemic as hospitals delay or cancel elective procedures, including because of staffing shortages and patients fearing potential exposure. Many state and local governments in the U.S. have issued periodic orders that temporarily preclude elective procedures in order to conserve scarce health system resources in view of the pandemic and to protect patient health. The decreases in hospital admission rates and elective surgeries have reduced the demand for elective procedures, including implantation of our RNS System. In addition, hospitals delayed or cancelled admissions for epilepsy diagnostic evaluations which we believe has reduced and will continue to temporarily reduce our patient pipeline.
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
DIXI Distribution Agreement
In August 2022, we entered into an Exclusive Distribution Agreement, or the Distribution Agreement, with DIXI Medical USA Corp. pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line beginning in October 2022. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography, or Stereo EEG, electrodes. These electrodes are used in the epilepsy monitoring units of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership will provide us with improved visibility of patients moving through the epilepsy monitoring units, many of whom may be candidates for the RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. DIXI Medical will supply us with ongoing commercial support and will supply us with DIXI Medical products as ordered by us.
In consideration for DIXI Medical’s ongoing commercial support, we will pay DIXI Medical a $2.0 million cash payment in the fourth quarter of 2022 and a $1.25 million cash payment in each of the fourth quarters of 2023 and 2024, for a total of $4.5 million. We expect to recognize incremental operating expenses of approximately $1.0 million in the fourth quarter of 2022 primarily associated with the distribution launch. We will incur ongoing expenses in connection with our performance under the Distribution Agreement, although we expect that ongoing quarterly expenses will be less than in the fourth quarter of 2022.
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

Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. The FDA recently approved labeling changes indicating that this device has an average battery life of nearly eleven years, an increase from the previous assumption of eight years. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin. Beginning in the fourth quarter, we expect to derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products may have a negative impact on our gross margin.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and clinical studies. Research and development expenses include personnel-related costs for our research and development employees, including stock-based compensation, and expenses related to consulting services, clinical trials, regulatory activities, prototyping, testing, materials and supplies, and allocated overhead including facilities and information technology expenses. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses to increase in absolute dollars as we continue to develop new product offerings and product enhancements and conduct studies for expanded indications for use.
Selling, General and Administrative Expenses
Our selling, general and administrative expenses consist primarily of personnel-related costs for our sales and marketing employees, including stock-based compensation and sales-based variable compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses and allocated facility and information technology expenses, and for administrative personnel that support our general operations such as executive management and information technology, finance, accounting, customer services, human resources and legal personnel. We expense sales variable compensation when revenue related to the underlying sale is recognized. Selling, general and administrative expenses also include costs attributable to professional fees for legal, accounting and tax services, insurance and recruiting fees.
We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses to increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. We expect our administrative expenses, including stock-based compensation expense, to increase as we increase our headcount and expand our systems to support our operations as a public company. Additionally, we anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, and director and officer insurance premiums. Our selling, general and administrative expenses may fluctuate from period to period as we continue to grow.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$11,157	$10,339	$818	8%
Cost of goods sold	3,192	2,832	360	13%
Gross profit	7,965	7,507	458	6%
Operating expenses
Research and development	5,611	4,329	1,282	30%
Selling, general and administrative	12,553	9,421	3,132	33%
Total operating expenses	18,164	13,750	4,414	32%
Loss from operations	(10,199)	(6,243)	(3,956)	63%
Interest income	423	136	287	211%
Interest expense	(1,906)	(1,826)	(80)	4%
Other income (expense), net	(103)	(150)	47	(31)%
Net loss	$(11,785)	$(8,083)	$(3,702)	46%
Revenue
Revenue increased by $0.8 million, or 8%, to $11.2 million during the three months ended September 30, 2022, compared to $10.3 million during the three months ended September 30, 2021. The increase in revenue was primarily due to an increase in the number of products sold for initial implant procedures as well as an increase in pricing in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Revenue from sales of our RNS System for replacement procedures represented approximately 17% of our total revenue for the three months ended September 30, 2022 as compared to approximately 24% for the three months ended September 30, 2021. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 13%, to $3.2 million during the three months ended September 30, 2022, compared to $2.8 million during the three months ended September 30, 2021. The increase was primarily due to the increase in sales volume, as well as a short-term supply chain disruption that was resolved in the three months ended September 30, 2022. Our gross margin decreased from 72.6% for the three months ended September 30, 2021 to 71.4% for the three months ended September 30, 2022 primarily due to reduced labor absorption resulting from the short-term supply chain disruption.
Research and Development Expenses
Research and development expenses increased by $1.3 million, or 30%, to $5.6 million during the three months ended September 30, 2022, compared to $4.3 million during the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $0.8 million in personnel-related expenses mainly as a result of hiring additional personnel to support product development efforts and clinical studies, an increase of $0.1 million in product development costs, and an increase of $0.3 million in costs associated with our clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.1 million, or 33%, to $12.6 million during the three months ended September 30, 2022, compared to $9.4 million during the three months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $2.7 million in personnel-related expenses mainly as a result of hiring additional sales and marketing personnel and stock-based compensation, and an increase of $0.5 million in sales, field support and marketing costs including contractors and digital advertising due to an increased focus on marketing activities to support commercial growth and costs associated with preparing to distribute DIXI Medical’s product line in the U.S.
Interest Expense and Income
Interest expense increased by $0.1 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates on June 30, 2022 and September 30, 2022. Interest income increased by $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily as a result of higher interest yields in the three months ended September 30, 2022.
Other Income (Expense), net
Other income (expense), net increased by less than $0.1 million and was immaterial for both the three months ended September 30, 2022 and 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$32,731	$34,186	$(1,455)	(4)%
Cost of goods sold	9,041	8,827	214	2%
Gross profit	23,690	25,359	(1,669)	(7)%
Operating expenses
Research and development	16,857	12,866	3,991	31%
Selling, general and administrative	37,768	27,215	10,553	39%
Total operating expenses	54,625	40,081	14,544	36%
Loss from operations	(30,935)	(14,722)	(16,213)	110%
Interest income	778	262	516	197%
Interest expense	(5,588)	(5,548)	(40)	1%
Other income (expense), net	(191)	(5,379)	5,188	(96)%
Net loss	$(35,936)	$(25,387)	$(10,549)	42%
Revenue
Revenue decreased by $1.5 million, or 4%, to $32.7 million during the nine months ended September 30, 2022, compared to $34.2 million during the nine months ended September 30, 2021. The decrease in revenue was primarily due to a decrease in the number of products sold for replacement procedures, partially offset by an increase in revenue from products sold for initial implant procedures in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Revenue from sales of our RNS System for replacement procedures represented approximately 21% of our total revenue for the nine months ended September 30, 2022 as compared to approximately 26% for the nine months ended September 30, 2021. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.2 million, or 2%, to $9.0 million during the nine months ended September 30, 2022, compared to $8.8 million during the nine months ended September 30, 2021. The increase was primarily due to an increase in indirect labor costs including stock-based compensation, partially offset by the decrease in sales volume for replacement procedures in the nine months ended September 30, 2022. Our gross margin decreased from 74.2% for the nine months ended September 30, 2021 to 72.4% for the nine months ended September 30, 2022 primarily due to higher indirect labor costs.
Research and Development Expenses
Research and development expenses increased by $4.0 million, or 31%, to $16.9 million during the nine months ended September 30, 2022, compared to $12.9 million during the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase of $2.7 million in personnel-related expenses primarily due to hiring additional personnel to support product development efforts and clinical studies, an increase of $0.5 million in product development costs, and an increase of $0.8 million in costs associated with our clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $10.6 million, or 39%, to $37.8 million during the nine months ended September 30, 2022, compared to $27.2 million during the nine months ended September 30, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $5.9 million in personnel-related expenses primarily due to hiring additional personnel and to stock-based compensation, an increase of $2.5 million in general and administrative costs related to operating as a public company, an increase of $1.8 million in sales, field support and marketing costs including travel, contractors, and digital advertising due to an increased focus on marketing activities to support commercial growth and returning operations to pre-pandemic levels, and an increase of $0.3 million in allocated facilities related expenses, including rent, depreciation, information technology costs and utilities.
Interest Expense and Income
Interest expense was $5.6 million for the nine months ended September 30, 2022, compared to $5.5 million for the nine months ended September 30, 2021, due to the approximately same average balances of our term loans during the nine months ended September 30, 2022 and 2021. Interest income increased by $0.5 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in average balances of our money market funds and short-term marketable debt securities and higher interest yields in the nine months ended September 30, 2022.
Other Income (Expense), net
Other income (expense), net decreased by $5.2 million to ($0.2) million during the nine months ended September 30, 2022, compared to ($5.4) million during the nine months ended September 30, 2021, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability by $5.2 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO in the nine months ended September 30, 2021.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through private placements of equity securities, debt financing arrangements and sales of our RNS System. As of September 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $85.4 million, compared to $115.6 million at December 31, 2021, and $52.0 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $49.8 million at December 31, 2021. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the PPP loan.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization and efforts, to re-establish operations to pre-pandemic levels, and to plan for continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $23.0 million as of September 30, 2022 compared to $6.5 million as of June 30, 2022 due to the amendment to our lease in August 2022 to extend it for an additional six years. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $85.4 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three and nine months ended September 30, 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•our projection related to the DIXI Medical distribution agreement;
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(29,026)	$(16,374)
Investing activities	14,899	(85,242)
Financing activities	628	101,615
Net (decrease) in cash and cash equivalents	$(13,499)	$(1)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $29.0 million for the nine months ended September 30, 2022. Cash used in operating activities was primarily a result of the net loss of $35.9 million, adjusted for non-cash charges of $11.0 million and change in operating assets and liabilities of $4.1 million. The non-cash charges primarily consisted of $6.3 million of stock-based compensation, $2.0 million of amortization of right-of-use assets, $1.3 million of interest incurred but paid-in-kind and $0.6 million of non-cash interest expense related to our term loan. The change in operating assets and liabilities was due to an increase in accounts receivable of $0.8 million primarily due to slower payments by our customers, an increase in inventories of $1.0 million largely due to an increase in raw materials, a decrease in operating lease liabilities of $2.1 million due to cash paid for rent, and an increase in prepaid expenses and other assets of $0.2 million.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $14.9 million for the nine months ended September 30, 2022, which primarily consisted of sales of marketable debt securities of $15.4 million, which amounts were partially offset by purchases of property and equipment of $0.5 million.
Net cash used in investing activities was $85.2 million for the nine months ended September 30, 2021, which primarily consisted of purchases of marketable debt securities of $85.0 million and purchases of property and equipment of $0.2 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2022, which primarily relates to receipt of proceeds from the issuance of common stock under employee plans.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2022. There were no material changes to these accounting policies during the nine months ended September 30, 2022.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash, cash equivalents and short-term marketable debt securities of $85.4 million, compared to $115.6 million at December 31, 2021, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our estimates of market opportunity and forecasts of market and revenue growth, including growth in the number of Level 4 CECs, epileptologists and neurosurgeons, as well as our projections related to the DIXI Medical distribution agreement, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;
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
We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, clinical trial specialists and other highly skilled personnel and to integrate current and additional personnel in all departments. As part of our expense management initiatives, we recently implemented a pause on hiring for certain open positions and implemented other reductions across the entire organization, including workforce reductions. The pause on hiring, or turnover or reductions of members of our senior management, sales and marketing professionals, engineers, scientists and clinical trial specialists could impact decision-making and could result in delays in product development and harm our business.
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
As of September 30, 2022, we had 174 employees. As our sales and marketing strategies develop and as we continue our transition of operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2022 and 2021, we reported net losses of $35.9 million and $25.4 million, respectively. As a result of these losses, as of September 30, 2022, we had an accumulated deficit of approximately $459.7 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of September 30, 2022, we have drawn $50 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In March 2022, the Term Loan was amended to reduce the minimum annual revenue covenant. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2022 and 2021, our net cash used in operating activities was $29.0 million and $16.4 million, respectively. As of September 30, 2022, we had $85.4 million of cash, cash equivalents and short-term investments and $9.4 million in current liabilities.
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
We implemented remediation steps in 2021 to improve our internal control over financial reporting, including hiring additional accounting personnel and implementing improved accounting and financial reporting procedures and controls. We have completed the design, testing and evaluation of new and enhanced internal controls and have determined that, as of September 30, 2022, the controls were designed and have operated effectively for a sufficient period of time for our management team to conclude that the material weakness has been remediated.
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
Other risks facing our company
The estimates of market opportunity and forecasts of market and revenue growth included in this Quarterly Report on Form 10-Q, including growth in the number of Level 4 CECs, epileptologists and neurosurgeons, as well as our projections related to the DIXI Medical distribution agreement, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty. Our estimates of the annual total addressable markets for our RNS System are based on a number of internal and third-party estimates and assumptions, including, without limitation, our assumptions relative to the number of adults with drug-resistant focal epilepsy in the United States who are treated at Level 4 CECs each year; the number of neuromodulation procedures annually in the United States; the growth in number of Level 4 CECs, epileptologists, and neurosurgeons; the growth in number of patients referred to Level 4 CECs; and the potential growth of our market opportunity with the expansion of treatment to patients under age 18 and with drug-resistant generalized epilepsy patients. In addition, our projections related to becoming the exclusive U.S. distributor of DIXI Medical products are based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of the COVID-19 pandemic, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business.
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
Congress devoted substantial attention in 2021 to healthcare matters, through greater oversight of the FDA. Although the prospects for the imminent enactment of major legislation are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of bipartisan support for consideration of such measures. In addition, the Biden administration could impose new or modified COVID-19 programs and restrictions, and may propose additional fiscal or tax measures, or additional regulatory requirements that would apply to us or our customers, thereby impacting our business, operations and profitability. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
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
As of September 30, 2022, we had a total of approximately 24,864,119 shares outstanding of common stock, of which 6,658,364 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of September 30, 2022, there were approximately 7,279,578 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of September 30, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, including through the right to acquire within sixty days, approximately 75.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.

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
We are involved in, and from time to time in the future we may become involved in, legal proceedings relating to patent and other intellectual property matters, product liability claims, employee matters, tort or contract claims, federal regulatory investigations, private rights of action, securities matters and class actions as well as other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. For example, on April 20, 2021, we received correspondence from the United States Department of Treasury regarding an inquiry into a matter that may fall under the jurisdiction of the Committee on Foreign Investment in the United States, or CFIUS. While we believe that our RNS System is not a critical technology for which CFIUS would have jurisdiction and does not pose a national security risk, we are cooperating fully with CFIUS on the matter. In addition, on October 18, 2021, three of our stockholders, James Jacoby, George Vachtsevanos, and Javier Echauz, filed a complaint in the United States District Court for the Northern District of California, entitled James Jacoby et al. v. NeuroPace, Inc., et al., Case No. 3:21-cv-8136, against us and our board of directors. The complaint alleges various claims related to our reverse stock splits and seeks, among other relief, damages and attorney’s fees. The complaint was amended on December 28, 2021 to name additional defendants. On August 8, 2022, we entered into a confidential settlement agreement, which contains, among other things, a mutual release of claims and no admission of liability by us or our board of directors. On August 9, 2022, the Parties filed a stipulation of dismissal with prejudice, which was entered by the Court on August 9, 2022.
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
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In August 2011, we entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California, which was amended in May 2018 to extend it through June 2024. In August 2022, we entered into a second amendment to the lease to extend the lease for six years through June 30, 2030 (from June 30, 2024). The second amendment contains a rent-free period from September 1, 2022 through December 31, 2022. Under the lease amendment, our option to extend the lease for a period of five years changed from commencing on July 1, 2024 and expiring on June 30, 2029, to commencing on July 1, 2030 and expiring on June 30, 2035.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
10.1	Amended and Restated Investors’ Rights Agreement, dated August 19, 2020, by and among the Registrant and the investors listed on Exhibit A thereto	S-1/A	333-254663	10.1	April 14, 2021
10.2	Second Amendment to Office Lease, dated August 22, 2022, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).					X
10.3+	Exclusive Distribution Agreement, dated August 9, 2022, by and between the Company and DIXI Medical USA Corp.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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
+ Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 8, 2022.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)