Form 10-K
period 2022-12-31
NeuroPace Inc
filed 2023-03-02
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $50,011,008, based on the closing price of $4.95 for shares of the registrant’s common stock as reported for such date by the Nasdaq Global Market. Shares of the registrant’s common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.
As of February 27, 2023, the number of shares of the registrant’s common stock outstanding was 25,099,051.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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
•our expectations regarding the impact of the COVID-19 pandemic and macroeconomic conditions on our sales, business, financial condition and results of operations;
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
•our ability to predict product performance, including battery life of our RNS device;
•our expectations regarding the impact that our sales and marketing initiatives will have on our sales;
•our ability to retain or scale our organizational culture;
•the development, regulatory approval, efficacy and commercialization of competing products;
•our ability to attract our board of directors and to retain and hire senior management or operational personnel;
•our expectations regarding the period during which we will qualify as an emerging growth company under the JOBS Act and as a smaller reporting company under the federal securities laws;
•our ability to develop and maintain our corporate infrastructure, including our ability to maintain an effective system of internal control;

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
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations will be harmed;
•Our estimates of market opportunity and forecasts of market and revenue growth, including growth in the number of Level 4 CECs, epileptologists and neurosurgeons, as well as our revenue and cost projections related to the distribution agreement with DIXI Medical USA Corp., may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;
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
•Our sales, business, financial conditions and results of operations have been and continue to be impacted by the COVID-19 pandemic;
•We may not be able to achieve or maintain satisfactory pricing and margins for our RNS System, which could harm our business and results of operations;
•We are seeking expanded FDA labeling for our RNS System to be able to treat patients with drug-resistant generalized epilepsy, as well as patients with drug-resistant focal epilepsy between the ages of 12 and 17, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed;
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
•If we identify any material weaknesses or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations; and
•To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

PART I
Item 1. Business.
Overview
We are a commercial-stage medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System is programmed by clinicians to deliver the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, providing them the data they need to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment. As of December 31, 2022, over 4,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
Epilepsy is further classified into two main categories– focal epilepsy and generalized epilepsy. Approximately 60% of epilepsy patients have focal epilepsy, which is characterized by electrical discharges that originate in a specific part of the brain. The remaining 40% of patients have generalized epilepsy, which is characterized by widespread electrical discharges that involve the entire brain at once. Our paradigm-shifting RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy, which we believe represents an approximately $26 billion total addressable market. While we are presently focused on this significant market opportunity, we have investigational device exemption, or IDE, approval for clinical trials to evaluate use of the RNS System to treat drug-resistant idiopathic generalized epilepsy and patients between ages 12 and 17 and we may later seek regulatory approval in markets outside the United States. We currently do not believe we will need to modify our RNS System for potential use in generalized epilepsy or in patients under the age of 18; however, we will need to complete clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications. We also believe that our RNS System may be effective in treating other brain disorders including depression, impulse control disorders, memory disorders, and post-traumatic stress disorder. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary to address these other brain disorders and to obtain FDA approval for any new indications.
Our commercial efforts are focused on the comprehensive epilepsy centers, or CECs, including Level 4 CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients, which may include implantation of epilepsy neuromodulation devices such as our RNS System or the ongoing treatment of patients with neuromodulation devices. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs, including the number of Level 4 CECs, and epileptologists increases, and as more patients are referred to these CECs. Our RNS System has an estimated average battery life of nearly eleven years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
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

We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these Level 4 CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently drive higher utilization within these centers, grow our account base, and expand our referral pathways to increase the number of drug-resistant patients referred to Level 4 CECs with accelerated salesforce expansion.
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2022, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
We have experienced considerable revenue growth since we began commercializing our RNS System. Our revenue increased from $37.0 million for the year ended December 31, 2019 to $45.5 million for the year ended December 31, 2022, representing growth of 23% over this time period despite being impacted by the COVID-19 pandemic beginning in 2020.
Competitive Strengths
We are focused on transforming the lives of people living with epilepsy by developing, manufacturing, continuously improving, and commercializing our innovative and clinically-validated RNS System that we believe offers significant advances in the treatment of drug-resistant epilepsy. We believe our continued growth will be driven by the following competitive strengths:
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
•Unique data recording capability that has generated an extensive database of detailed brain activity information. Our RNS System provides insight into a patient’s dynamic brain activity from iEEG data recorded over time by our neurostimulator. It is the only commercially-available device that provides continuous information on brain electrical activity specific to epilepsy and detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. Our RNS System gathers objective and actionable information about an individual patient’s condition, seizure patterns, and treatment effectiveness which clinicians can utilize to optimize patient care. We believe our RNS System offers a significant leap forward relative to current practice for epilepsy treatment in which clinicians rely on patient-reported seizure data which are often unreliable and incomplete. As of December 31, 2022, over 4,000 epilepsy patients have received our RNS System, yielding an extensive database of over twelve million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
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
•Efficient commercial model supported by a specialized and focused field team. Our initial target patient population of U.S. adults with drug-resistant focal epilepsy is treated in Level 4 CECs that provide advanced diagnosis and management of epilepsy. We estimate that there are approximately 200 of these Level 4 CECs in the United States. Our commercial organization of Therapy Consultants and Field Clinical Engineers has established a significant account base across these CECs, and remains focused on driving utilization within these centers, increasing the number of implanting Level 4 CECs, and expanding our referral pathways to increase the number of drug-resistant patients referred to these centers. Given the concentrated nature of our target market, we believe there is a significant opportunity for our salesforce to efficiently drive continued growth. We believe that our focused and dedicated approach to these CECs has also enabled us to develop deep-rooted relationships with the clinicians that manage our target patient population, which provides a strong established channel for future potential products and indications.
•Established, differentiated, and favorable reimbursement supporting commercial growth. We believe that both the implantation procedure for our RNS System and the ongoing patient care provided by clinicians, including monitoring and programming, are reimbursed at attractive levels under well-established physician and hospital codes. In addition, our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for in-person or remote review of iEEG data, which provides a differentiated value proposition for clinicians. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors and, as of December 31, 2022, positive written coverage policies from commercial payors address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
•Strategic approach to our intellectual property portfolio. Our product and technological advantages are supported by a combination of our patent portfolio, trade secrets, and manufacturing know-how. As of December 31, 2022, we owned 122 issued U.S. patents and 20 non-provisional pending U.S. patent applications that included system, device, and method claims covering our differentiated, responsive direct brain stimulation system as well as stimulation and treatment modalities, artificial intelligence, and data analysis methodologies.
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
Our Growth Strategies
We expect that the near-term growth of our business will be primarily driven by new patients being treated with our RNS System. We believe the following strategies will contribute to growth in initial patient implants and advance our mission to dramatically improve clinical outcomes and quality of life for patients living with epilepsy and other disabling brain disorders:
•Drive adoption of our RNS System. Our commercial efforts are primarily focused on the Level 4 CECs where drug-resistant focal epilepsy patients are actively seeking treatment. The number of Level 4 CECs in the United States has been growing as more epileptologists are trained and in 2022 there were approximately 200 Level 4 CECs in the United States. Our focused commercial organization consists of Therapy Consultants and Field Clinical Engineers who supported our customers in performing initial implant cases in 2022. Additionally, our sales team has the opportunity to engage with clinicians at programming centers outside of Level 4 CECs to facilitate the continued management of patient care. We believe that with additional resources, our commercial organization will have sufficient capacity to establish relationships with the remaining Level 4 CECs and support their ongoing utilization. Our goal is to establish our RNS System as a standard treatment for drug-resistant focal epilepsy patients in all Level 4 CECs by engaging in targeted, efficient sales and education efforts to expand our footprint of CEC accounts.
•Increase utilization of our RNS System within CECs. As we expand our footprint across CECs, we plan to continue to drive increased utilization of our RNS System within new and existing accounts. We expect to accomplish this by (i) growing the number of epileptologists recommending our system within each center,

(ii) increasing utilization of our system by existing prescribers, and (iii) expanding our referral pathways to increase the number of patients with drug-resistant epilepsy that are referred to CECs for the care that they need.
◦Growing the number of epileptologists recommending our system: We estimate that there are approximately 1,200 epileptologists affiliated with the approximately 200 Level 4 CECs in the United States and that this number will continue to grow as more clinicians are trained in the specialty. Epileptologists are the clinicians who prescribe the course of epilepsy treatment, including our RNS System. On average there are approximately five to seven epileptologists affiliated with each Level 4 CEC in the United States. Our commercial efforts resulted in prescriptions from approximately one third of the epileptologists in the Level 4 CECs that implanted our RNS System in 2022. We believe the remaining epileptologists in these accounts represent a significant potential opportunity to drive efficient growth. To facilitate adoption by these clinicians, we plan to continue conducting training and professional education programs, facilitating peer-to-peer dialogue and forums, communicating our exceptional clinical results, and releasing product enhancements that simplify the user experience.
◦Increasing utilization of our RNS System by prescribers: While we have achieved significant commercial adoption of our RNS System to date, our target market remains highly underpenetrated and represents a significant opportunity for growth. We estimate that approximately 48% of the 50,000 new drug-resistant epilepsy patients seen at a Level 4 CEC annually are adults with focal epilepsy and that the clinical and technology benefits of our RNS System are such that it is an attractive therapy for many of these patients. We plan to increase penetration of our target market by increasing utilization by the epileptologists that are already actively prescribing our RNS System. We have seen that utilization typically increases once clinicians become familiar with the technology and experience the benefits that our RNS System and long-term iEEG data bring to improving patient care. To drive increased utilization, our Therapy Consultants and Field Clinical Engineers are focused on providing information that epileptologists can reference in developing appropriate patient selection protocols and partnering with epilepsy programs to more fully incorporate our RNS System into their practice. We also engage in collaborative clinical research with epileptologists and neurosurgeons to provide additional data relevant to patient selection, patient care, and RNS treatment approaches.
◦Driving increased referrals of appropriate drug-resistant epilepsy patients to Level 4 CECs: While we estimate that there are approximately 1.2 million patients with drug-resistant epilepsy in the United States, only approximately 50,000 new patients are treated in a Level 4 CEC annually. We believe there is a significant opportunity to increase referrals of patients who could benefit from our RNS System to Level 4 CECs where they can receive specialized care. To accomplish this, we will continue to drive awareness by engaging epilepsy patients and caregivers through our advocacy partnerships and marketing initiatives such as digital and social media campaigns, advertising, patient education, and patient ambassador programs. In addition, we plan to increase awareness of our RNS System amongst clinicians who treat epilepsy patients early in their care, including general neurologists and epileptologists who practice outside of Level 4 CECs, through targeted education and outreach designed to drive patient referrals to Level 4 CECs.
◦Improved visibility into patient pipeline: In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line beginning in October 2022. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography, or Stereo EEG, electrodes and related products. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership will provide us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process.

•Broaden indications for our RNS System to include patients with generalized epilepsy and patients under age 18. Of the 50,000 drug-resistant epilepsy patients that present at Level 4 CECs in the United States annually, we estimate that approximately 48%, or 24,000, are adults with drug-resistant focal epilepsy who are currently candidates for our RNS System. The remaining patients include approximately 40%, or 20,000 patients with drug-resistant generalized epilepsy and approximately 12%, or 6,000 patients under the age of 18 with drug-resistant focal epilepsy. Supported by evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat these expanded patient populations without significant modifications to our existing product and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for IDEs to treat both drug-resistant generalized epilepsy as well as drug-resistant focal epilepsy in adolescent patients between ages 12 and 17. We are currently enrolling patients in both studies. We currently do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in generalized epilepsy; however, we will need to conduct clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications.
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
According to the World Health Organization, approximately 50 million people worldwide have epilepsy and according to the Centers for Disease Control and Prevention, 3.4 million people in the United States were living with epilepsy in 2015, making it the fourth most common neurological disorder in the United States. First line treatment for epilepsy is antiepileptic drugs, or AEDs. While AEDs can help control seizures for many individuals, approximately one third of patients do not achieve complete seizure control, which is defined as seizure freedom without life-impacting side effects associated with treatment. According to a 2018 article published in JAMA

Neurology, the chance of achieving complete seizure control after failing two AED regimens is less than 5%. The study concluded that despite the availability of over 15 new drugs in the past decade, overall complete seizure control in newly diagnosed patients has not fundamentally changed. This population of epilepsy patients is referred to as drug-resistant and we estimate that there are approximately 1.2 million drug-resistant epilepsy patients in the United States.
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

CEC Growth

Total U.S. CECs

200
180
160
140
120
100
80
60
40
20
0
2005
2010
2015
2020
Level 4
Level 3

Provider Growth

U.S. Epilepsy Fellowships

1,200 CEC Based Epileptologists

140
120
100
80
60
40
20
0
14-'15
15-'16
16-'17
17-'18
18-'19
19-'20
20-'21

Today, most drug-resistant epilepsy patients in the United States begin their care at physician offices or community hospitals, with Level 1 or 2 care by primary care physicians or general neurologists. We estimate that approximately 50,000 drug-resistant epilepsy patients are referred to, and treated in, Level 4 CECs annually, of which approximately 48%, or 24,000, are adults with focal epilepsy.
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
Our commercial efforts are focused on the CECs in the United States that provide comprehensive epilepsy care. As such, we view our core annual market as the 50,000 drug-resistant epilepsy patients who present at Level 4 CECs each year, of which 48% are adult drug-resistant focal epilepsy patients. We estimate that this addressable patient pool of 24,000 patients represents an annual market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs increase, the number of epileptologists grows, and as referral pathways are expanded so more patients can be referred to Level 4 CECs. Our RNS System has an average battery life of nearly eleven years, an increase from the previous model of the device, which, through the sale of replacement neuromodulation devices, provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity. The average age of initial implant patients in our clinical studies was approximately 34 and we expect that many of our patients will return multiple times for replacement procedures over their lifetimes.
Supported by evidence published in peer reviewed journals, we believe that our current RNS System may also be able to effectively treat patients under age 18 with drug-resistant focal epilepsy as well as drug-resistant generalized epilepsy patients and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for an IDE study to treat drug-resistant focal epilepsy in patients under age 18 and began enrollment for that study in late 2021. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of idiopathic generalized epilepsy, or IGE. IGE is a subset of generalized epilepsy, is understood to have a strong underlying genetic basis and constitutes as many as one third of all epilepsies. We believe that this breakthrough designation will help patients living with IGE have more timely access to our RNS System. In the second half of 2021, we also received IDE approval to initiate a clinical study in generalized epilepsy and have begun enrollment.
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
As we collect iEEG data from our RNS System, our database of iEEG records continues to grow. As of December 31, 2022, over 4,000 epilepsy patients have received our RNS System, yielding an extensive database of over twelve million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
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
Our RNS System has an average battery life of nearly eleven years, an increase from the previous model of the device. The device requires replacement once it approaches the end of its battery life. Prior to 2018, the commercial model of our RNS System had an average battery life of approximately four years. We believe that patients prefer a longer battery life as it reduces the number of procedures they will require over their lifetime. Replacement procedures are typically performed on an outpatient basis and take approximately one hour. Clinicians are able to view the device’s battery status through our Patient Data Management System or on our Physician Tablet, and can plan accordingly with the patient for replacement procedures. In 2019, more than 90% of patients whose RNS System reached the end of its battery life chose to have a replacement RNS System implanted.
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
Providers
We believe the unprecedented insights into brain activity that are enabled by our RNS System’s differentiated ability to record iEEG data offer clinicians the opportunity to more thoroughly understand patient specific brain activity in order to optimize treatment for their patients. With the benefit of objective, long-term data on seizure trends and treatment response, clinicians are better able to actively manage patient care and support improved outcomes over time. In a survey of 50 epileptologists and neurosurgeons at Level 3 and Level 4 epilepsy centers, 88% agreed that having 24/7 monitoring with chronic high-resolution intracranial EEG data is an important consideration and advantage in choosing RNS versus VNS or DBS.
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
We also believe that the unique ability for clinicians to review their patients’ RNS System data online can facilitate telehealth delivery, potentially reducing the overall cost of care, while improving the patient experience. For example, many patients who might otherwise schedule a clinic visit because of a concern about seizures can now contact their clinician from their home, who can then review their RNS System data online and provide care remotely.
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
Our first prospective clinical trial, the Feasibility Study, was initiated to assess the safety and performance of our RNS System and to provide preliminary evidence of effectiveness for patients living with drug-resistant focal epilepsy. Data from the two-year Feasibility Study supported IDE approval for our two-year Pivotal Study, a double blinded randomized, sham-stimulation controlled multi-center study that was initiated in 2005 and provided Class I evidence of the safety and effectiveness of our RNS System. Data from the Pivotal Study supported FDA PMA approval of our RNS System. Patients from the Feasibility and Pivotal Studies were subsequently enrolled in our LTT study that followed these patients for an additional seven years, culminating in a total of nine years of follow-up data. We are currently conducting a prospective Post-Approval Study evaluating “real world” outcomes across more than 300 additional patients. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
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
Patients were also assessed for changes in Quality of Life, or QOL, as measured by a comprehensive industry-recognized questionnaire that is validated and widely used for patients living with epilepsy. As shown in the graph below, there were statistically significant sustained improvements in overall QOL as well as in every subdomain of QOL for patients who began treatment less than ten years after epilepsy onset at both one and two years of follow-up.
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
In addition, a number of these publications are retrospective studies of the “real-world” efficacy and utility of our RNS System, some of which have been supported, in part, by us. The largest of these published retrospective studies was a retrospective chart review of 150 patients across eight epilepsy centers who were treated with our RNS System according to the approved indication for use. This study, which was published in July 2020 in Epilepsia, documented median reductions in seizure frequency over three years post-treatment that exceeded those from our Pivotal Study. The median reduction in seizure frequency at one year was 67% (149 patient sample size), which is consistent with the one-year interim results of our Post-Approval Study, and increased to 75% at two years (93 patient sample size) and 82% at three years (38 patient sample size). In addition, 35% of patients had a greater than or equal to 90% seizure frequency reduction at their last follow up visit. We believe the improvement in seizure frequency outcomes between our Pivotal Study and both our Post-Approval Study and this retrospective study demonstrates the utility that our growing body of brain data is providing to drive better and faster seizure reduction outcomes.
Current Studies
We are conducting studies to support label expansion for our RNS System in additional epilepsy populations. We have IDE approval for an open label study of our RNS System in adolescent patients between ages 12 and 17 who have drug-resistant focal epilepsy from one or two foci. The objective of this study is to demonstrate safety and effectiveness in this patient population, and to obtain data on quality of life, neuropsychological function, and social function. Importantly, our RNS System does not require any modifications to conduct this study. We began enrollment in this study in late 2021.
Supported by evidence published in peer-reviewed journals, we also believe that our current RNS System may be able to effectively treat patients with drug-resistant generalized epilepsy. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of IGE. In the second half of 2021, we received IDE approval to initiate a study in IGE and have begun enrollment.
Commercial Strategy
We designed our commercial strategy to primarily target epileptologists and neurosurgeons at Level 4 CECs in the United States. Within Level 4 CECs, epileptologists are the primary specialists who prescribe and manage therapy for drug-resistant focal epilepsy patients and neurosurgeons are the specialists who implant our RNS System. As of April 1, 2019, we estimate that there are approximately 1,200 epileptologists and 400 neurosurgeons associated with the approximately 200 Level 4 CECs in the United States. We also improve flow of appropriate patients to Level 4 CECs with sales and marketing initiatives designed to enhance awareness of our RNS System and increase referrals of drug-resistant epilepsy patients to these centers. We believe that with modest additional resources, our commercial organization will have sufficient capacity to establish relationships with the remaining Level 4 CECs in the United States that are not yet using our RNS System and drive increased penetration in new and existing accounts.
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
We support our sales organization with marketing and training initiatives designed to educate clinicians about our RNS System and support clinician adoption at CECs. We have developed a robust professional education program that includes educational symposia, fellows training, programming workshops, and peer-to-peer forums. Through webinars, clinical briefs, and scientific conferences, we keep our clinician customers informed about the rapidly growing body of peer-reviewed publications and scientific research involving our RNS System.
Our sales and marketing programs are also designed to increase referrals of drug-resistant epilepsy patients to Level 4 CECs. We estimate that only one in five drug-resistant epilepsy patients receive specialized care at a comprehensive epilepsy center. To drive increased patient flow to Level 4 CECs, we are beginning to scale our market development initiatives to engage epilepsy patients and caregivers through our advocacy partnerships and marketing programs. These programs include digital and social media campaigns, advertising, public relations, patient webinars, community outreach, support groups, and patient ambassador programs. In addition, we plan to increase awareness of our RNS System amongst clinicians who care for epilepsy patients early in their care, including general neurologists and epileptologists who practice outside of Level 4 CECs, through education and outreach designed to expand our referral pathways to drive patient referrals to Level 4 CECs. As we grow awareness and utilization of our RNS System, we plan to continue to enhance our marketing and analytics capabilities to support our growing customer base.
Research and Development
We focus our research and development efforts on advancing the treatment of patients living with disabling neurological disorders. These efforts are enhanced by the strong relationships that we have developed with epileptologists and neurosurgeons, as well as other neuroscientists and experts, through our clinical and commercial activities. We believe our brain-responsive RNS System is a platform that can drive a better standard of care for patients living with drug-resistant epilepsy, and can also offer a more personalized solution and improved outcomes to the large population of patients living with other brain disorders.
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
Our near-term research and development efforts are focused on continuing to improve therapy effectiveness, enhancing the patient and provider experience, and expanding the population of patients that can be treated with our RNS System. Our research and development activities have resulted in significant new releases of components of the RNS System that advanced these goals. Our near-term development pipeline includes enhancements that leverage our extensive database of iEEG data and our advanced data analysis and AI capabilities, which provide clinicians with additional information that they can use to enhance their clinical assessment and establish appropriate program settings for each patient. In addition to our near-term efforts, we continue to focus on developing our next-generation neurostimulator and developing new features such as streamlined, remote programming capabilities.
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
Given the relatively young average age of our patient population, many of our patients do not qualify for Medicare. As such, the third party payor mix for patients implanted with our RNS System has historically been more heavily weighted toward private insurers. As of December 31, 2022, commercial insurance companies that address over 200 million covered lives in the United States have positive written coverage policies for responsive neuromodulation for drug-resistant focal epilepsy, which includes our RNS System. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage.
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
Hospitals code for implantation of our RNS System neurostimulator and implantation of the leads using separate ICD-10 procedure codes. When combined with an ICD-10 diagnosis code for epilepsy, the codes map into MS-DRG 023 for payment to the hospital. In federal fiscal year 2023, which runs from October 2022 through September 2023, we expect the Medicare average payment rate for MS-DRG 023 at our Level 4 CEC accounts to be approximately $54,000. We believe that most DBS procedures for epilepsy map into MS-DRG 024 and we expect the Medicare average payment rate at Level 4 CECs for this code will be approximately $37,600.
The neurosurgeons who implant our RNS System may seek reimbursement for their services using a variety of Category I CPT codes, depending on the type of leads implanted. These codes include CPT code 61886 for implantation of a two lead system in addition to CPT codes 61850 or 61860 for cortical leads or CPT codes 61863 and 61864 for depth leads. We believe these codes for depth leads are the same CPT codes used for reimbursement of physician services for epilepsy DBS procedures. Based on 2023 Medicare national average payment rates, we expect that physician reimbursement under appropriate combinations of these codes may be between approximately $2,500 to $2,730 per procedure for our RNS System and approximately $2,730 for epilepsy DBS procedures. We believe physician services for the VNS implantation procedure are reimbursed under CPT code 64568 which is associated with a 2023 Medicare national average payment rate of approximately $610.
When the battery in our RNS neurostimulator reaches end of service the neurostimulator is typically replaced in a hospital outpatient procedure. Reimbursement for the facility in the outpatient setting is determined by the Centers for Medicare & Medicaid Services’, or CMS’, comprehensive Ambulatory Payment Classification, or APC, system which assigns codes specifically related to a single procedure. Hospitals receive outpatient reimbursement based on the APC group assigned to the physician service or procedure performed, which are described by CPT codes. Our RNS System replacement procedure is coded with a Category I CPT code, which maps into APC-5465 for payment to the hospital, and we believe this is the same code used for the initial implant procedure for VNS. In 2023, we expect the Medicare average payment rate for APC-5465 at our Level 4 CEC accounts to be approximately $30,800. The neurosurgeon is also reimbursed for services related to the replacement procedure based on the CPT code reported.
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
Based on 2023 Medicare national average payment rates, reimbursement under CPT codes 95983 and 95984 is expected to range from $50 to $94, depending on length of programming time. Reimbursement under CPT code 95836 is expected to be approximately $106 for ECoG review. Accordingly, physician reimbursement for device programming and ECoG review during a typical RNS System follow-up visit could range from $156 to $200. We believe physicians submit claims for VNS device programming using code 95976 or 95977, depending on the number of device parameters changed. Based on Medicare national average payment rates, payment under these codes is expected to range from $40 to $53.
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
Patents
Patent Portfolio
Our patents and patent applications assert claims generally related to devices, methods and systems. As of December 31, 2022, we owned 122 issued U.S. patents and 20 non-provisional patent applications pending in the U.S. Patent and Trademark Office, or the USPTO. Our patents have claims that cover our current RNS System or related products, such as the system itself and methods of using it, as well as the brain leads, lead connector, neurostimulator tray or ferrule, and elements used in the manufacture of the same. Additionally, we have pending applications with claims directed to: detecting anomalous brain activity and the source thereof; modulating brain activity - such as with electrical stimulation - to treat disorders and diseases of the nervous system; efficient communication or data transfer between implantable and external components of a neuromodulation system; the use of data to optimize therapy outcomes, such as by using artificial intelligence and deep learning techniques; and various combinations thereof. We also own several issued foreign patents, including in Canada, Australia, the U.K., and Germany directed to systems and methods for modulating brain activity. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology.
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
Trademarks
Our trademark portfolio is designed to protect the brands of our RNS System and any future products. As of December 31, 2022, we own 26 trademark registrations, four of which are U.S. trademark registrations and the rest in various other countries or regions. We own trademark registrations for “NeuroPace,” the “NeuroPace” logo, and “RNS” in the United States and various other countries, and “WINDOW TO THE BRAIN” in the U.S.
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
Clinical Trials
Clinical trials are typically required to support a PMA, oftentimes for a de novo request for classification, and are sometimes required to support a 510(k) submission. As has and continues to be required for our RNS System, all clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted, like our RNS System, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating, or treating disorders or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A clinical trial may begin 30 days after receipt of the IDE by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Acceptance of an IDE application for review does not guarantee that the FDA will approve the IDE and, if it is approved, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.
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
The Health Insurance Portability and Accountability Act, or HIPAA, also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The Federal Physician Payments Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of devices, drugs, biologics, kits that required FDA approval or clearance, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to CMS information related to payments and other transfers of value to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, other healthcare professionals (such as physician assistants and nurse practitioners), and applicable manufacturers and group purchasing organizations, and to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties, which can be increased for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations.
Numerous states have enacted laws prohibiting business corporations, such as us, from practicing medicine and other professions and employing or engaging physicians and other professionals to practice medicine, generally referred to as the prohibition against the corporate practice of medicine. These laws are designed to prevent interference in the medical decision-making process by anyone who is not a licensed professional. Violation of these corporate practice of medicine laws may result in civil or criminal fines, as well as sanctions imposed against the business corporation and/or the professional through licensure proceedings and programs and criminal penalties. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, although many of these laws apply where a claim is submitted to any third-party payor and not merely a governmental payor program.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. The Further Consolidated Appropriations Act, signed into law on December 20, 2019, has repealed the medical device excise tax and as a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We continue to evaluate the full impact that the Affordable Care Act will have on our business. The Biden Administration and the U.S. Congress may take further action regarding the Affordable Care Act, including, but not limited to, amendment and expansion. During its history, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act, such as enactment of the Tax Cuts and Jobs Acts, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance, known as the individual mandate. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
HIPAA and Other Privacy Laws
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, established uniform standards governing the conduct of certain electronic healthcare transactions and requires certain entities, called covered entities, to comply with standards that include the privacy and security of protected health information, or PHI. HIPAA also requires business associates and their covered subcontractors, such as independent contractors or agents of covered entities that have access to PHI in connection with providing a service to or on behalf of a covered entity, of covered entities to enter into business associate agreements with the covered entity and to safeguard the covered entity’s PHI against improper use and disclosure. In addition, companies, such as many medical device companies, that would not otherwise be subject to HIPAA may become contractually obligated to follow certain HIPAA requirements through agreements with Covered Entities and Business Associates, and some of our customers may require us to comply with certain of these provisions.
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
We are also subject to numerous other federal, state, local, and foreign laws, rules, regulations and standards related to data privacy, security and protection, including consumer protection laws and regulations that govern the collection, dissemination, use, access to, confidentiality and security of patient health and other personal information. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or CCPA, the Canadian Personal Information Protection and Electronic Documents Act, and Canada’s Anti-Spam Legislation.
In addition, Congress and various other states have enacted or are considering new laws and regulations regarding the privacy and security of heath and other personal information to which we may become subject. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected customers. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information. We intend to continue to protect all personal information in our control and to comply with all applicable laws regarding the protection of such information.
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
For more information regarding the risks related to data privacy and security, please see “Risk Factors—Our collection, use, storage, disclosure, transfer and other processing of sensitive, and personal information subject us to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security that could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may disrupt our business operations and harm our business, financial conditions, results of operations and prospects and cause other adverse business consequences.”
Human Capital Resources
NeuroPace was founded with a mission to transform the lives of people living with brain neurologic disorders. We are focused on developing high quality products that address critical patient needs and maintaining a work environment where employees are respected and encouraged to excel. As of December 31, 2022, we had 167 employees. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have strong employee relations.
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
Talent Attraction, Retention and Engagement
We have a strong employee value proposition that leverages our unique patient-driven culture, collaborative working environment, shared sense of purpose, desire to do the right thing and ground-breaking work, to attract talent to our Company. By focusing on individual performance, as well as teamwork and collaboration, we believe that we foster an environment that helps employees excel as individuals and as team members. Seventy-one employees, or 43% of our workforce, have been at NeuroPace for at least five years. To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional development. For example, we utilize both instructor-led training and online learning to deliver proprietary, targeted training courses designed to position our commercial organization at the cutting edge of neuromodulation. For our talent pipeline development, we utilize a variety of tools and work closely with individual business functions to provide training and hands-on support for managers and leaders for assessing talent, identifying development opportunities, and discussing succession planning.
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
Risks related to operational, commercial and manufacturing matters
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, and is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs, and driving utilization by clinicians within CECs. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Additionally, our RNS System is primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. Therefore, we are dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, including earlier in the diagnostic process through our partnership with DIXI Medical, expand the population of patients we can treat with our RNS System, as well as the number of physicians that can prescribe and the number of centers at which neurosurgeons can implant our RNS System, but there can be no assurance that we will succeed.
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
•our ability to provide earlier awareness of and education about our RNS System to patients and clinicians, including through our partnership with DIXI Medical;
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
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System, our ability to develop and maintain relationships with programming centers, and our ability to expand referral pathways to CECs;
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
Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at Level 4 CECs and other facilities. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options at Level 4 CECs and other facilities. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently living with epilepsy but who are not being treated will seek treatment or utilize Level 4 CECs for treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
Additionally, patients rely on their healthcare providers, including epileptologists and neurosurgeons to recommend a course of treatment. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System by additional clinicians, patients, and hospital facilities, patients may be reluctant to use our products over alternative neuromodulation therapies. If we are unable to successfully drive patient interest in our RNS System, including through our partnership with DIXI Medical, our business, financial condition and results of operations would be harmed.
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
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, including Level 4 CECs. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new Level 4 CECs, offer new products, including those distributed through our partnership with DIXI Medical, and increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System within each Level 4 CEC. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
The global spread of the COVID-19 pandemic, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy and negatively impacted our business. We have seen and may continue to be negatively impacted by decreased and delayed procedures being performed to implant our RNS System, hospital staffing shortages, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, which create the majority of our pipeline for new RNS System implants and increased vacation demand by both patients and clinicians as a result of loosening travel restrictions, Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect continued, lingering, and far-reaching adverse impacts to our business, results of operations, financial condition, and liquidity, but cannot accurately predict at this time the extent of the future potential impacts.
The widespread pandemic has also had a significant negative effect on the U.S. and global economies and, if the COVID-19 pandemic results in a prolonged economic recession, it would continue to harm our sales, business, operating results, and financial condition. Additionally, quarantines or government reaction or shutdowns for COVID-19 have disrupted and may disrupt our supply chain, especially for components we source from single-source suppliers. Travel and cargo restrictions may also disrupt our ability to distribute our RNS System or engage with our customers in the ordinary course of business. Any cargo restrictions related to raw materials used to manufacture our RNS System or its components may restrict our ability to manufacture and ship devices and harm our sales, business, operating results, and financial condition.
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
We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, clinical trial specialists and other highly skilled personnel and to integrate current and additional personnel in all departments. As part of our expense management initiatives, we recently implemented a pause on hiring for certain open positions and implemented or may implement additional cost saving measures that lead to reductions in force, furloughs, or altered job responsibilities across the entire organization. The pause on hiring, or turnover or reductions of members of our senior management, sales and marketing professionals, engineers, scientists and clinical trial specialists could impact decision-making as well as efficiency and could result in delays in product development and harm our business.
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
As of December 31, 2022, we had 167 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are seeking expanded FDA labeling for our RNS System to be able to treat patients with generalized drug-resistant epilepsy as well as patients between the age of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed.
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
If clinical studies do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with generalized drug-resistant epilepsy as well as patients age 12 to 17 with drug-resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process.
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
•various state laws governing the privacy and security of personal information, including the California Consumer Privacy Act, or the CCPA, which became effective on January 1, 2020, and California Privacy Rights Act of 2020, or the CPRA, which amends and expands the CCPA and goes into effect in January 2023, which regulates the processing of personal information of California residents and increases the privacy and security obligations of covered companies handling such personal information. The CCPA and the CRPA requires covered companies to, amongst other things, provide new and additional disclosures to California residents, and affords such residents new abilities to access their personal information and opt out of certain sales of personal information; and
•the federal Physician Payments Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.
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
Modifications to our products or products we sell may require new 510(k) clearances or PMAs or may require us to recall or cease marketing these products until clearances or approvals are obtained, which could harm our business, financial condition and results of operations.
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
Our products or products we sell may be subject to recalls after receiving FDA approval or clearance, which could divert managerial and financial resources, harm our reputation and our business.
The FDA has the authority to require the recall of our products or products we sell because of any failure to comply with applicable laws and regulations, or defects in design or manufacture. A government mandated or voluntary product recall by us could occur because of, for example, component failures, device malfunctions or other adverse events, such as serious injuries or deaths, or quality-related issues, such as manufacturing errors or design or labeling defects. Any future recalls of our products or products we sell could divert managerial and financial resources, harm our reputation and negatively impact our business.
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
Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs, such as the recently enacted Inflation Reduction Act. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information subject us to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security that could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may disrupt our business operations and harm our business and reputation, financial conditions, results of operations and prospects and cause other adverse business consequences.
In the course of our operations, we receive, collect, use, generate, store, disclose, transfer, make accessible, protect, secure, dispose of, transmit, share and otherwise process an increasing volume of sensitive, and personal information, including detailed recordings of iEEGs from patients as well as information from our employees and third parties with whom we conduct business. Our data processing activities may subject us to data privacy and security obligations, such as various laws, rules, regulations, guidance and industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security. When conducting clinical studies, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as GCP guidelines or FDA human subject protection regulations.
We are subject to many diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they may require us to comply with through contractual obligations. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.
In the event we expand our operations internationally, we may become subject to additional foreign data privacy and security laws, rules, regulations, requirements, and standards, which in the European Union, for instance, have been significantly reformed. Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, impose strict requirements for processing personal data. Under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million Euros or four percent of annual global revenues, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.
We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Significant disruptions in our information technology systems or those of third parties upon which we rely, whether through breaches or failures of our systems, unauthorized access or otherwise, may result in both an adverse impact to our products, as well as the unauthorized use, disclosure, modification or misappropriation of patient personal information, the occurrence of fraudulent activity, or other data security-related incidents, all of which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which could have a material and adverse impact on our business, financial condition and results of operations.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, such as and without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We currently maintain a cybersecurity insurance policy and business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, or will cover all potential claims to which we are exposed and may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Therefore, failure to maintain or protect our information systems and data integrity effectively could harm our business, financial condition, and results of operations.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
We plan to continue to develop and execute clinical studies to support label retention for our products and label expansion for our products into additional epilepsy populations. We may also develop and execute clinical studies for new products or for label expansion for our current products into patient populations living with other neurologic conditions. We do not know whether future clinical studies will begin on time, need to be redesigned, enroll an adequate number of patients or be completed on schedule, if at all. The commencement and completion of clinical studies to support label retention and expansion for additional indications or for new products may be delayed, suspended or terminated as a result of many factors, including:
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2022 and 2021, we reported net losses of $47.1 million and $36.1 million, respectively. As a result of these losses, as of December 31, 2022, we had an accumulated deficit of approximately $470.9 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of December 31, 2022, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
To support our continued operations and the growth of our business, we may need to seek additional capital through new equity or debt financings, which sources of additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2022 and 2021, our net cash used in operating activities was $36.9 million and $24.6 million, respectively. As of December 31, 2022, we had $77.4 million of cash, cash equivalents and short-term investments and $11.0 million in current liabilities.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we had $151.6 million of federal net operating loss carryforwards and $142.6 million of state net operating loss carryforwards. The federal and state NOL carryforwards began expiring in 2022 and 2028, for federal and state purposes, respectively. As of December 31, 2022, the amount of federal NOL carryforwards that does not expire is $99.1 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation enacted in June 2020 that limited the ability to use California net operating losses to offset California income for tax years beginning after 2019 and before 2023), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
If we identify any material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations.
We cannot be certain that the actions we may take in the future will prevent or avoid potential future material weaknesses. If we identify any material weaknesses in our internal control over financial reporting and are unable to successfully remediate them , the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
We rely on suppliers, vendors, partners, consultants, and other third parties to research, develop, and partake in both the manufacturing and commercialization of our products, as well as manage certain parts of our business. In addition, in August 2022 we entered into a distribution agreement with DIXI Medical pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line, under which DIXI Medical provides us with ongoing commercial support and supplies us with DIXI Medical products, as ordered by us. Using these third parties poses a number of risks, such as:
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
As of December 31, 2022, we had a total of approximately 25,045,751 shares outstanding of common stock, of which 15,105,804 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of December 31, 2022, there were approximately 7,076,678 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of December 31, 2022, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 85.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
General risk factors
Unfavorable U.S. and global economic conditions could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the U.S. economy and financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing COVID-19 pandemic and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia.Our operations could be disrupted by tariffs, international conflict or war. For example, in late February 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia, and the United States and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions that may be taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. Such conflict may cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the year ended December 31, 2022, our stock traded as high as $11.57 per share and as low as $1.29 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
As a public company, we have and will continue to incur significant legal, accounting, and other expenses. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, most senior members of our management team as well as our board of directors do not have significant experience with operating a public company. As a result, our management, board of directors, and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will drive high legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of these additional costs or the timing of such costs.
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

We may partner with or acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and harm our results of operations.
As part of our business strategy, we may in the future partner with, make acquisitions of or investments in complementary companies, products or technologies that we believe fit within our business model and can address the needs of our customers and the patients they serve. In the future, we may not be able to acquire and integrate other companies, products or technologies in a successful manner. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such partnership or acquisitions in an appropriate timeframe and on favorable terms, if at all. In addition, the pursuit of potential acquisitions may divert the attention of management and cause us to incur additional expenses in identifying, investigating and pursuing suitable partnerships or acquisitions, whether or not they are consummated. If we do complete partnerships or acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in revenue, and any acquisitions we complete could be viewed negatively by management, as well as our employees, customers, investors and industry analysts.
Future partnerships or acquisitions may reduce our cash available for operations and other uses and could result in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt or issue equity securities to pay into or for any such partnerships or acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale or issuance of equity to finance any such partnerships or acquisitions would result in dilution to our stockholders. The incurrence of indebtedness to finance any such partnerships or acquisition would result in fixed obligations and could also include covenants or other restrictions that could impede our ability to manage our operations. In addition, our future results of operations may be harmed by the dilutive effect of an acquisition, performance earn-outs or contingent bonuses associated with an acquisition. Furthermore, partnerships or acquisitions may require large, one-time charges and can result in increased debt or contingent liabilities, a negative impact to our gross margins, adverse tax consequences, additional stock-based compensation expenses and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively affect our future results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease approximately 53,000 square feet for our corporate headquarters and manufacturing facility located in Mountain View, California under a lease agreement which terminates in 2030 and we have an option to extend for another five years. We believe that this facility is sufficient to meet our current and anticipated needs in the near term and that suitable additional or alternative space can be obtained in the future on commercially reasonable terms, as needed.
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
Holders of Common Stock
As of February 27, 2023, there were approximately 203 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of December 31, 2022, over 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and have begun enrollment in clinical studies to broaden our indication including into generalized epilepsy. We may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts are focused on the comprehensive epilepsy centers, or CECs, including Level 4 CECs, that facilitate appropriate care for drug-resistant epilepsy patients. This may include implantation of epilepsy neuromodulation devices such as our RNS System or the ongoing treatment of patients with neuromodulation devices. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs and the number of epileptologists increase, as more patients are referred to these CECs, and as more care for RNS-implanted patients can happen outside of the CECs. In addition, the sale of replacement neuromodulation devices when the battery in our RNS neurostimulator approaches end of service provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 CECs in the United States. We have established a significant account base at these CECs. Given the concentrated and underpenetrated nature of our target market, we believe that through our sales force, there is a significant opportunity to efficiently drive higher utilization within these centers, grow our account base, and expand our referral channel to increase the number of drug-resistant patients referred to the CECs.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2022, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
We currently manufacture our RNS System at and distribute our products from our approximately 53,000 square foot facility in Mountain View, California. This facility provides approximately 20,000 square feet of space for our production and distribution operations, including manufacturing, quality control and storage. We believe our existing facility will be sufficient to meet our current and near-term manufacturing needs.
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of December 31, 2022, we had an accumulated deficit of $470.9 million, cash, cash equivalents and short-term marketable debt securities of $77.4 million, and $52.9 million of outstanding term loans, net of debt discount and issuance costs.
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
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and efficacy of our RNS System, including in expanded indications, and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to patients with drug-resistant generalized epilepsy and adolescent patients, ages 12-17, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to Level 4 CECs. Moreover, we expect to continue to incur expenses associated with operating as a public company. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the next several years. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
We believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months.
Recent Developments
COVID-19 Pandemic Update
Our business, financial condition and results of operations have been and may continue to be significantly impacted by the COVID-19 pandemic. Beginning in 2020, our revenue has been negatively impacted and has experienced volatility as hospitals delayed or canceled elective procedures in response to the pandemic, including procedures to implant our RNS System. In addition, hospitals have delayed or canceled admissions for epilepsy diagnostic evaluations, which has reduced and may continue to reduce our patient pipeline. By the second half of 2022, the impact of the COVID-19 pandemic on our revenue had diminished. However, the extent to which the pandemic continues to adversely impact our business, financial condition and results of operations is dependent on future developments that are highly uncertain and cannot be predicted, including the emergence of new COVID-19 variants and spikes in COVID-19 cases. For further information, refer to “Risk Factors” in Part II, Item 1A of this Annual Report on Form 10-K.
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line beginning in October 2022. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography, or Stereo EEG, electrodes and related products. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership will provide us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. DIXI Medical will supply us with ongoing commercial support and will supply us with DIXI Medical products as ordered by us.
In consideration for DIXI Medical’s ongoing commercial support, we paid DIXI Medical $2.0 million in the fourth quarter of 2022 and will pay $1.25 million in each of the fourth quarters of 2023 and 2024, for a total of $4.5 million. We recognized incremental operating expenses of approximately $1.3 million primarily in the fourth quarter of 2022 associated with the distribution launch. We will incur ongoing expenses in connection with our performance under the Distribution Agreement, although we expect that ongoing quarterly expenses will be less than in the fourth quarter of 2022.
Factors Affecting our Performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Clinician, Hospital and Patient Awareness and Acceptance of Our RNS System
Our goal is to establish our RNS System as a standard of care for drug-resistant epilepsy. We intend to continue to promote awareness of our RNS System within existing and new accounts through additional investments in training and education of clinicians, epilepsy centers, hospitals and patients on the clinical benefits of our RNS System for the treatment of drug-resistant epilepsy. In addition, we intend to publish additional clinical data in scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting patient and referring clinician outreach efforts to help increase the number of appropriate patients with drug-resistant epilepsy being treated at CECs. These efforts require significant investment by our marketing and sales organization.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin. Beginning in the fourth quarter of 2022, we also derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products may have a negative impact on our gross margin.
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to hospital facilities (typically Level 4 CECs) that implant our RNS System. We currently deliver our RNS System to a hospital on the date of the scheduled procedure. There is no commitment to purchase our RNS System until the delivery of the product, as the procedure may be canceled at any time.

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
Beginning in the fourth quarter of 2022, we also derive revenue from sales of DIXI Medical products, primarily to our current customer base. Our revenue from the sale of DIXI Medical products will fluctuate in the future due to a variety of factors, including our ability to take market share from competitive SEEG products.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead, charges for excess, obsolete and non-sellable inventories, and royalties. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Beginning in the fourth quarter of 2022, cost of goods sold also includes costs of procuring DIXI Medical products. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems and DIXI Medical products are sold.
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing and product mix. Our gross margin may increase over the long term to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin to fluctuate from period to period, however, based upon the factors described above.
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

We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses will increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. We expect our administrative expenses, including stock-based compensation expense, will increase as we increase our headcount and expand our systems to support our operations as a public company. Additionally, we may incur increased expenses related to audit, legal, regulatory and tax-related services associated with being a public company, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, and director and officer insurance premiums. Our selling, general and administrative expenses may fluctuate from period to period as we continue to grow.
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
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2022	2021	Change	% Change
Revenue	$45,520	$45,183	$337	1%
Cost of goods sold	13,027	11,748	1,279	11%
Gross profit	32,493	33,435	(942)	(3)%
Operating expenses
Research and development	21,946	18,211	3,735	21%
Selling, general and administrative	51,341	38,961	12,380	32%
Total operating expenses	73,287	57,172	16,115	28%
Loss from operations	(40,794)	(23,737)	(17,057)	72%
Interest income	1,578	448	1,130	252%
Interest expense	(7,529)	(7,410)	(119)	2%
Other income (expense), net	(337)	(5,381)	5,044	(94)%
Net loss	$(47,082)	$(36,080)	$(11,002)	30%
Revenue
Revenue increased by $0.3 million, or 1%, to $45.5 million during the year ended December 31, 2022, compared to $45.2 million during the year ended December 31, 2021. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the year ended December 31, 2022 as compared to the year ended December 31, 2021. Initial implant revenue was $35.7 million in the year ended December 31, 2022, a 6% increase from $33.7 million in the prior year period. Replacement implant revenue was $8.2 million in the year ended December 31, 2022, a 29% decrease from $11.5 million in the prior year period. This reduction in replacement implant revenue was expected due to the longer replacement cycle of our newer device. Revenue from

DIXI Medical products was $1.6 million compared to $0 in the prior year period, as we began distributing these products in the fourth quarter of 2022. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.3 million, or 11%, to $13.0 million during the year ended December 31, 2022, compared to $11.7 million during the year ended December 31, 2021. The increase was primarily due to cost associated with distribution of DIXI Medical products, as well as to an increase in indirect labor costs including stock-based compensation, partially offset by the decrease in sales volume for replacement procedures in the year ended December 31, 2022. Our gross margin decreased from 74.0% for the year ended December 31, 2021 to 71.4% for the year ended December 31, 2022 primarily due to higher fixed costs per unit as a result of the lower production volume, and lower gross margin for distribution of DIXI Medical products as compared to the gross margin for sales of our RNS System.
Research and Development Expenses
Research and development expenses increased by $3.7 million, or 21%, to $21.9 million during the year ended December 31, 2022, compared to $18.2 million during the year ended December 31, 2021. The increase in research and development expenses was primarily due to an increase of $2.5 million in personnel-related expenses, including stock based compensation, largely resulting from hiring additional personnel to support product development efforts and clinical studies, an increase of $0.6 million in product development costs, and an increase of $1.0 million in costs associated with our clinical studies. The increases were offset in part by a decrease of $0.3 million in allocated facility and information technology expenses, including rent, utilities and depreciation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $12.4 million, or 32%, to $51.3 million during the year ended December 31, 2022, compared to $39.0 million during the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily due to an increase of $7.0 million in personnel-related expenses primarily due to hiring additional personnel, including expanding our sales force, and to stock-based compensation, an increase of $2.2 million in general and administrative costs related to operating as a public company, an increase of $3.0 million in sales, field support and marketing costs including travel, contractors, and digital advertising due to increased marketing activities to support commercial growth and returning operations to pre-pandemic levels as well as to one-time costs associated with launch of the DIXI Medical partnership, and an increase of $0.2 million in allocated facility and information technology expenses, including rent, utilities and depreciation.
Interest Expense and Income
Interest expense increased by $0.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates on June 30, 2022, September 30, 2022 and December 31, 2022. Interest income increased by $1.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to an increase in average balances of our money market funds and short-term marketable debt securities and higher interest yields in the year ended December 31, 2022.
Other Income (Expense), net
Other income (expense), net increased by $5.0 million to $(0.3) million during the year ended December 31, 2022, compared to $(5.4) million during the year ended December 31, 2021, primarily due to an increase in the fair value of redeemable convertible preferred stock warrant liability by $5.2 million due to an increase in the fair value of our redeemable convertible preferred stock prior to our IPO in the year ended December 31, 2021.

Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our RNS System. As of December 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $77.4 million, compared to $115.6 million at December 31, 2021, and $52.9 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $49.8 million at December 31, 2021. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs, of which $4.1 million was used to repay the $4.0 million federal Small Business Administration loan under the Paycheck Protection Program received in April 2020.
In November 2022, we filed a Registration Statement on Form S-3, or Shelf, with the SEC in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of our common stock under a sales agreement, or Sales Agreement, with SVB Securities LLC, or SVB. We agreed to pay SVB up to 3.0% of the gross proceeds sold through the Sales Agreement. Our common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. We have not issued or sold any securities pursuant to the Shelf or ATM offering program.
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
The Term Loan bears interest at a rate of 12.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, we had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through June 2025, we have the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the loan. For each payment date from April 2022 through December 2022, we elected the PIK option, increasing the principal of the Term Loan by $1.9 million.
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
The Term Loan is collateralized by substantially all of our assets. The loan agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that we achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents. See Notes 6 and 14 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
We paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method.
Paycheck Protection Program
In April 2020, we received $4.0 million from a federal Small Business Administration loan under the Paycheck Protection Program, or PPP Loan. The note bore interest at 1.0% per year on the outstanding principal amount and had a maturity date 24 months from the date of the note. Payments of principal and interest were due from September 2021 through April 2022. In April 2021, we repaid our entire obligation under the PPP Loan amounting to $4.1 million, including principal of $4.0 million and interest of less than $0.1 million, using the proceeds from our IPO.
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to re-establish operations to pre-pandemic levels, and to plan for continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $23.0 million as of December 31, 2022. See “Facility Lease” in Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As of December 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $77.4 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term marketable debt securities will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•our revenue and cost projections related to the DIXI Medical distribution agreement
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. In addition, COVID-19 has negatively impacted our business by decreasing and delaying procedures performed to implant our RNS System, and we expect the pandemic will continue to negatively impact our business, which may negatively impact our future liquidity.
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(36,869)	$(24,577)
Investing activities	23,797	(85,396)
Financing activities	490	102,526
Net (decrease) increase in cash and cash equivalents	$(12,582)	$(7,447)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $36.9 million for the year ended December 31, 2022. Cash used in operating activities was primarily a result of the net loss of $47.1 million, adjusted for non-cash charges of $15.0 million and change in operating assets and liabilities of $4.8 million. The non-cash charges primarily consisted of $8.3 million of stock-based compensation, $2.7 million of amortization of right-of-use assets, $1.9 million of interest incurred but paid-in-kind, $0.9 million of non-cash interest expense related to our term loan and $0.4 million of realized loss from sale of short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $0.4 million primarily due to slower payments by our customers, an increase in inventories of $2.1 million largely due to inventory purchased from DIXI Medical under the Distribution Agreement, an increase in prepaid expenses and other assets of $0.8 million, a decrease in operating lease liabilities of $2.1 million due to cash paid for rent, offset in part by an increase in accounts payable of $0.6 million. The increase in prepaid expenses and other assets and accounts payable was primarily the result of the timing of payments to our vendors.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $23.8 million for the year ended December 31, 2022, which primarily consisted of sales of marketable debt securities of $24.4 million, which amounts were partially offset by purchases of property and equipment of $0.6 million.
Net cash used in investing activities was $85.4 million for the year ended December 31, 2021, which consisted of purchases of marketable debt securities of $85.0 million and purchases of property and equipment of $0.4 million.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $0.5 million for the year ended December 31, 2022, which primarily relates to receipt of proceeds from the issuance of common stock under employee plans of $0.9 million, partially offset by payment of deferred offering costs of $0.4 million.
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
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. For information on our significant accounting policies, see Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our most critical accounting estimates subsequent to our IPO are those affecting the provision for excess and obsolete inventories.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash, cash equivalents and short-term marketable debt securities of $77.4 million, compared to $115.6 million at December 31, 2021, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term marketable debt securities, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term marketable debt securities.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NeuroPace, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroPace, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for leases in 2022.
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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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
Emphasis of Matter
The Company’s Term Loan includes a minimum annual net revenue covenant. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt. Refer to Note 1 to the financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2023
We have served as the Company's auditor since 2003.

NeuroPace, Inc.
Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2022	2021

Assets
Current assets
Cash and cash equivalents	$6,605	$19,187
Short-term investments	70,804	96,397
Accounts receivable	7,482	7,091
Inventory	9,712	7,822
Prepaid expenses and other current assets	3,111	2,319
Total current assets	97,714	132,816
Property and equipment, net	1,064	603
Operating lease right-of-use asset	14,838	—
Restricted cash	122	122
Deferred offering costs	347	—
Other assets	21	21
Total assets	$114,106	$133,562
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,147	$1,378
Accrued liabilities	7,414	7,923
Operating lease liability	1,415	—
Total current liabilities	10,976	9,301
Deferred rent, noncurrent	—	911
Long-term debt	52,913	49,847
Operating lease liability, net of current portion	15,440	—
Total liabilities	79,329	60,059
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 25,045,751 and 24,452,999 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	25	24
Additional paid-in-capital	506,713	497,522
Accumulated other comprehensive loss	(1,108)	(272)
Accumulated deficit	(470,853)	(423,771)
Total stockholders’ equity	34,777	73,503
Total liabilities and stockholders’ equity	$114,106	$133,562
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Revenue	$45,520	$45,183
Cost of goods sold	13,027	11,748
Gross profit	32,493	33,435
Operating expenses
Research and development	21,946	18,211
Selling, general and administrative	51,341	38,961
Total operating expenses	73,287	57,172
Loss from operations	(40,794)	(23,737)
Interest income	1,578	448
Interest expense	(7,529)	(7,410)
Other income (expense), net	(337)	(5,381)
Net loss	$(47,082)	$(36,080)
Unrealized loss on available-for-sale debt securities	(836)	(305)
Comprehensive loss	$(47,918)	$(36,385)
Net loss per share attributable to common stockholders, basic and diluted	$(1.91)	$(2.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,594,784	16,608,800
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except share amounts)	Shares	Amount	Shares	Amount
Balances at January 1, 2021	16,614,178	$141,422	314,096	$—	$239,826	$33	$(387,691)	$(147,832)
Net loss	—	—	—	—	—	—	(36,080)	(36,080)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(305)	—	(305)
Net exercise of Series B’ redeemable convertible preferred stock warrants	213,941	5,606	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(16,828,119)	(147,028)	16,828,119	17	147,011	—	—	147,028
Net exercise of common stock warrants	—	—	185	—	—	—	—	—
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discount of $11,813	—	—	6,900,000	7	105,480	—	—	105,487
Issuance of common stock pursuant to stock option exercises	—	—	300,768	—	8	—	—	8
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	109,831	—	911	—	—	911
Change in early exercise liability	—	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Balances at December 31, 2021	—	—	24,452,999	24	497,522	(272)	(423,771)	73,503
Net loss	—	—	—	—	—	—	(47,082)	(47,082)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(836)	—	(836)
Issuance of common stock pursuant to stock option exercises	—	—	157,447	—	4	—	—	4
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	284,758	1	893	—	—	894
Issuance of common stock upon vesting of restricted stock units	—	—	194,705	—	—	—	—	—
Shares withheld for taxes	—	—	(8,436)	—	(59)	—	—	(59)
Repurchase of common stock	—	—	(35,722)	—	—	—	—	—
Change in early exercise liability	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	8,349	—	—	8,349
Balances at December 31, 2022	—	$—	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(47,082)	$(36,080)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,349	4,288
Depreciation	267	296
Amortization of debt discount and issuance costs	258	267
Non-cash interest expense	874	806
PIK interest incurred but not paid on term loan	1,934	—
Amortization of right-of-use asset	2,720	—
Inventory write-downs	243	242
Realized loss from sale of short-term investments	356	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	5,236
Changes in operating assets and liabilities
Accounts receivable	(391)	1,304
Inventory	(2,133)	(1,156)
Prepaid expenses and other assets	(792)	(1,164)
Accounts payable	647	479
Accrued liabilities	(15)	1,719
Operating lease liabilities	(2,104)	—
Other liabilities	—	(248)
Deferred rent	—	(566)
Net cash used in operating activities	(36,869)	(24,577)
Cash flows from investing activities
Acquisition of property and equipment	(603)	(384)
Proceeds from sale of short-term investments	24,400	—
Purchase of short-term investments	—	(85,012)
Net cash provided by (used in) investing activities	23,797	(85,396)
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	896	919
Taxes withheld and paid related to net share settlement of equity awards	(59)	—
Proceeds from issuance of common stock in initial public offering, net of underwriter discount and commissions	—	109,089
Payment of deferred offering costs	(347)	(3,392)
Repayment of debt	—	(4,090)
Net cash provided by financing activities	490	102,526
Net decrease in cash and cash equivalents	(12,582)	(7,447)
Cash, cash equivalents and restricted cash
Beginning of year	19,309	26,756
End of year	$6,727	$19,309
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$6,605	$19,187
Restricted cash	122	122
Total cash, cash equivalents and restricted cash	$6,727	$19,309
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,464	$6,337
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for lease obligations	$10,700	$—
Net change in accrued liabilities from early exercise of options	$(4)	$2
Purchase of property and equipment included in accounts payable	$124	$—
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with SVB Securities LLC, or SVB. The Company agreed to pay SVB up to 3.0% of the gross proceeds sold through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The Company has not issued or sold any securities pursuant to the Shelf or ATM offering program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $470.9 million as of December 31, 2022. For the years ended December 31, 2022 and 2021, the Company used $36.9 million and $24.6 million of cash, respectively, in its operating activities. As of December 31, 2022, the Company had cash, cash equivalents and short-term investments of $77.4 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing. On April 26, 2021, the Company completed its IPO and received approximately $105.5 million in net proceeds after deducting underwriting discounts, commissions and offering costs.
The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.
In connection with the Term Loan described in Notes 6 and 14, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of

NeuroPace, Inc.
Notes to Financial Statements
$43.0 million and $45.0 million in the years ended December 31, 2022 and December 31, 2023, respectively, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. Our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of December 31, 2022, the Company was in compliance with all covenants of the Term Loan.
The global spread of the COVID-19 pandemic, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy and negatively impacted our business. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. A similar decrease occurred in the third and fourth quarters of 2021, as well as in the first half of 2022. The Company has taken necessary precautions to safeguard its employees, patients, customers, and other stakeholders from the COVID-19 pandemic, while maintaining business continuity to support its patients, customers and employees. The timing, extent and continuation of any increase in procedures, and any corresponding increase in sales of the Company’s products, and whether there could be a future decrease in the current level of procedures as a result of the COVID-19 pandemic or otherwise, remain uncertain and are subject to a variety of factors.
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
All issued and outstanding shares of common stock and redeemable convertible preferred stock and related per share amounts contained in the accompanying financial statements have been retroactively revised to reflect the combined effect of the reverse stock split for all periods presented.
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

NeuroPace, Inc.
Notes to Financial Statements
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue was in the United States for the years ended December 31, 2022 and December 31, 2021, based on the shipping location of the external customer.
Revenue Recognition
The Company derives substantially all its revenue from sales of RNS Systems to hospital facilities (typically comprehensive epilepsy centers, or Level 4 CECs) that implant its products. Beginning in the fourth quarter of 2022, the Company also derives revenue from sales of DIXI Medical products, primarily to our current customer base.
Under Accounting Standards Codification, or ASC, 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
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
At contract inception, the Company assesses the products or services promised within each contract, determines those that are performance obligations and assesses whether each promised product or service is distinct. The Company’s contracts with customers for the RNS System often include a promise to transfer products, as well as an implied promise to provide a service to the customer, which is access to the Company’s Patient Data Management System, or PDMS, and nSight Platform. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company evaluates each product or service promised in a contract to determine whether it represents a distinct performance obligation. A performance obligation is distinct if (i) the customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and (ii) the product or service is separately identifiable from other promises in the contract.
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

NeuroPace, Inc.
Notes to Financial Statements
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
The Company delivers its RNS System and related products to a hospital on the date of the scheduled procedure. There is no commitment or contract until the delivery of the product and the procedure may be canceled at any time. Once the device has been implanted in or otherwise provided to a patient, the customer is considered to have accepted the delivery (i.e., has approved the contract) and both parties are committed to perform their respective obligations. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from the sale of its RNS System and related products at a point in time when the procedure is completed and the device is implanted in a patient. The Company recognizes service revenue related to the PDMS and the nSight Platform on a ratable basis over the period in which the Company expects to provide access to clinicians. The Company has concluded that the service revenue is immaterial.
The Company’s contracts with customers for DIXI Medical products generally include a promise to transfer products only. As such, the Company recognizes revenue from the sale of DIXI Medical products at a point in time when the customer obtains control of the products.
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
The Company’s only contract balances were accounts receivable of $7.5 million and $7.1 million as of December 31, 2022 and December 31, 2021, respectively.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these

NeuroPace, Inc.
Notes to Financial Statements
instruments. Short-term investments comprise available-for-sale debt securities, which are carried at fair value. The Company believes that its borrowings bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. The redeemable convertible preferred stock warrant liability was carried at fair value based on unobservable market inputs. The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 3).
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents that are available-for-sale marketable debt securities are recorded at fair value, based on quoted market prices. As of December 31, 2022 and December 31, 2021, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for the years ended December 31, 2022 and December 31, 2021 consists of collateral for the letter of credit issued during the year in connection with the Company’s facility lease (see Note 5).
Concentration of Credit Risk, and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable to the extent of the amounts recorded on the balance sheets. The Company’s cash is invested in one major financial institution in the United States. Deposits in this financial institution may exceed federally insured limits. The Company’s cash equivalents are invested in money market funds.
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the years ended December 31, 2022 and December 31, 2021, there were no customers that represented 10% or more of revenue. As of December 31, 2022 and December 31, 2021, no customer represented 10% or more of the Company’s accounts receivable.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company regularly reviews accounts for collectability and establishes an allowance for probable credit losses and writes off

NeuroPace, Inc.
Notes to Financial Statements
uncollectible accounts as necessary. The Company determined that no reserve was required as of December 31, 2022 and December 31, 2021. To date, the Company has not experienced any credit-related losses.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets for the years ended December 31, 2022 and December 31, 2021.
Leases
The Company leases its facilities and meets the requirements to account for these leases as operating leases. For the year ended December 31, 2021, for facility leases that contain rent escalations or rent concession provisions, the Company recorded its lease expense during the lease term on a straight-line basis over the term of the lease. As of December 31, 2021, the Company recorded differences between the rent paid and the straight-line rent as a deferred rent liability. Leasehold improvements funded by landlord incentives or allowances were recorded as leasehold improvement assets and a corresponding deferred rent liability. The leasehold improvement asset is amortized over the lesser of the term of the lease or life of the asset.
Upon adoption of ASC 842, Leases, on January 1, 2022, the Company determined if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liability, and operating lease liability, net of current portion on the Company’s balance sheets.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the

NeuroPace, Inc.
Notes to Financial Statements
Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected certain practical expedients under ASC 842, including the package of practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification, as well as elections to not record leases with an initial term of twelve months or less on the balance sheet, and to combine the lease and non-lease components in determining the lease liabilities and right-of-use assets.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity as a reduction of additional paid-in capital. As of December 31, 2021, there were no deferred offering costs recorded on the balance sheet. As of December 31, 2022, $0.3 million of deferred offering costs related to the at-the-market offering were recorded on the balance sheet.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through December 31, 2022, $0.7 million of qualifying expenses have been incurred and funded by the NIH related to the first and second year funding. As of December 31, 2022, the Company recorded prepaid expenses and other current assets of $0.1 million related to the second year funding.
Warranty
Warranty costs are accrued based on the Company’s best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. While the Company believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. The warranty liability as of December 31, 2022 and December 31, 2021 was immaterial.
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

NeuroPace, Inc.
Notes to Financial Statements
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
The Company is obligated to pay a royalty of 1% of net sales for specified products under the terms of a cross-license agreement, subject to an aggregate cap of $100 million. The Company recorded royalty expenses of $0.4 million and $0.5 million for the years ended December 31, 2022 and December 31, 2021, respectively.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $0.7 million and $0.1 million were expensed during the years ended December 31, 2022 and December 31, 2021, respectively.
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
The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As

NeuroPace, Inc.
Notes to Financial Statements
of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.
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
Comprehensive Loss
Comprehensive loss combines net loss and other comprehensive loss. Other comprehensive loss represents unrealized gains or losses on short-term investments that are reported as a component of stockholders’ equity on the balance sheets.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), Leases. ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. This ASU provides a lessee with an option to not account for leases with a term of 12 months or less as leases in the scope of this ASU. This ASU also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows entities to elect an optional transition method where entities may continue to

NeuroPace, Inc.
Notes to Financial Statements
apply the existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative effect adjustment in the period of adoption rather than in the earliest period presented. In June 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which delayed the adoption dates for ASU 2016-02 for non-public entities to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is allowed. The Company adopted Topic 842 effective January 1, 2022 using a modified retrospective method and did not restate comparative periods. The Company recognized ROU assets of $6.1 million and lease liabilities of $7.5 million for its operating leases as of January 1, 2022. In addition, the amount of the Company’s deferred rent as of December 31, 2021 of $1.4 million was removed upon adoption. The adoption of these ASUs did not have any impact on the statements of operations and comprehensive loss and statements of cash flows. See Note 5 for more information related to the Company’s lease obligations.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2022 (in thousands):

NeuroPace, Inc.
Notes to Financial Statements

	Fair Value as of December 31, 2022	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$6,075	$6,075	$—	$—
Fixed income mutual funds, included in short-term investments	70,804	70,804	—	—
Total	$76,879	$76,879	$—	$—
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2021 (in thousands):

	Fair Value as of December 31, 2021	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,498	$16,498	$—	$—
Fixed income mutual funds, included in short-term investments	96,397	96,397	—	—
Total	$112,895	$112,895	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and December 31, 2021.
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
The following is a summary of the Company’s available-for-sale debt securities (in thousands):

	December 31,
	2022	2021
Cost basis	$71,912	$96,702
Unrealized gain (loss)	(1,108)	(305)
Fair value	$70,804	$96,397
In determining the fair value of the redeemable convertible preferred stock warrant liability, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8). The fair value of the redeemable convertible preferred stock warrant liability was $0.4 million as of January 1, 2021. The Company recorded a change in fair value of $5.2 million in 2021, which is included in other income (expense), net in the statement of operations. The warrants were net exercised to shares of common stock upon the closing of the IPO, and there were no warrants outstanding for the purchase of redeemable convertible preferred stock as of December 31, 2021 and 2022.

NeuroPace, Inc.
Notes to Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$2,818	$2,232
Work-in-process	1,523	879
Finished goods	5,371	4,711
Total	$9,712	$7,822
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Machinery, equipment, furniture and fixtures	$4,434	$3,742
Computer equipment and software	2,952	2,916
Leasehold improvements	2,402	2,402
	9,788	9,060
Less: Accumulated depreciation	(8,724)	(8,457)
Property and equipment, net	$1,064	$603

Depreciation expense for the years ended December 31, 2022 and December 31, 2021 was $0.3 million and $0.3 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Payroll and related expenses	$5,748	$6,547
Inventory-raw materials	764	251
Professional fees	227	109
Deferred rent, current	—	490
Other	675	526
	$7,414	$7,923
5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. In August 2022, the Company amended the lease to extend it through June 2030. The second amendment contained a rent free period from September 2022 through December 2022. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2030 and expiring on June 30, 2035. In conjunction with the original lease agreement, the Company obtained a letter of credit

NeuroPace, Inc.
Notes to Financial Statements
for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease. In April 2020, the Company amended the lease agreement to defer 50.0% of the rental payment for May and June 2020 of $0.3 million. The deferred rental payments accrued interest at an annual rate of 8.0% starting in October 2020 and were paid in three equal monthly installments commencing in April 2021.
Rent expense for the year ended December 31, 2021 was $2.8 million. As of December 31, 2021, $1.4 million was recorded as deferred rent liability.
The Company’s future minimum lease payments under the non-cancelable operating lease as of December 31, 2021 were as follows (in thousands):

December 31,
2021
2023	$3,172
2024	3,267
2025	1,666
Total	$8,105
The maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

December 31, 2022
2023	$2,773
2024	2,857
2025	2,942
2026	3,031
2027	3,122
Thereafter	8,232
Total undiscounted lease payments	22,957
Less: imputed interest	6,102
Total operating lease liability	16,855
Less: current portion	1,415
Operating lease liability, net of current portion	$15,440
Operating lease cost was $2.7 million for the year ended December 31, 2022. As of December 31, 2022, the remaining term for the operating lease in Mountain View, California was 7.5 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the year ended December 31, 2022, cash paid for amounts included in operating lease liabilities of $2.1 million was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company becomes the exclusive U.S. distributor of DIXI Medical’s product line. To maintain the exclusive distributor rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and increase the purchase minimum by 10% for each of the two subsequent years.

NeuroPace, Inc.
Notes to Financial Statements
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022 and December 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of December 31, 2022 and December 31, 2021.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual at December 31, 2022 and 2021.
6.Debt
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
The Term Loan bears interest at a rate of 12.5% per year. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through June 2025, the Company has the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through December 2022, the Company elected the PIK option, increasing the principal of the Term Loan by $1.9 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon

NeuroPace, Inc.
Notes to Financial Statements
repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of December 31, 2022, the Term Loan had an annual effective interest rate of 15.68% per year.
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
During the years ended December 31, 2022 and December 31, 2021, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.3 million and $0.3 million, respectively.
Interest expense on the Term Loan was $7.5 million and $7.4 million during the years ended December 31, 2022 and December 31, 2021, respectively.
As of December 31, 2022, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2023	$6,582
2024	6,600
2025	62,051
Total	75,233
Less: Unamortized debt discount and issuance cost	(904)
Less: Unaccreted backend fee	(3,311)
Less: Interest	(18,105)
Term Loan	$52,913

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
7.Redeemable Convertible Preferred Stock
On April 26, 2021, upon the closing of the Company’s IPO, all outstanding redeemable convertible preferred stock automatically converted into 16,614,178 shares of common stock. There was no issued and outstanding redeemable convertible preferred stock as of December 31, 2022 and December 31, 2021.
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
The change in fair value of $(5.2) million during the year ended December 31, 2021 was recorded as a component of other income (expense), net in the statements of operations and comprehensive loss.
9.Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of December 31, 2022 and December 31, 2021, no dividends had been declared.
As of December 31, 2022 and December 31, 2021, the Company had reserved common stock for future issuance as follows:

	Year Ended December 31,
	2022	2021
Outstanding options under the 2021 Plan	3,446,583	3,038,970
Shares available for future grant under the 2021 Plan	1,443,946	2,132,750
Outstanding restricted stock units under the 2021 Plan	1,756,209	596,085
Common stock available for ESPP	429,940	470,169
Total	7,076,678	6,237,974
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

NeuroPace, Inc.
Notes to Financial Statements
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
Upon the closing of the IPO, 485,581 shares available under the 2020 Plan were canceled. In January 2023, the number of shares of common stock available for issuance under the 2021 Plan was increased by 1,252,287 shares as a result of the automatic increase provision in the 2021 Plan.
A summary of shares available for grant under the 2021 Plan is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2021	818,889
Authorized	2,900,000
Retired	(485,581)
Granted/Awarded	(1,218,021)
Canceled	117,463
Shares available for grant as of December 31, 2021	2,132,750
Authorized	1,222,649
Granted/Awarded	(2,260,197)
Canceled	340,308
Withheld for taxes	8,436
Shares available for grant as of December 31, 2022	1,443,946
A summary of stock option activity for the years ended December 31, 2022 and 2021 is set forth below:

NeuroPace, Inc.
Notes to Financial Statements

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2021	2,835,265	$0.03	9.57
Granted	588,980	$13.40
Exercised	(300,768)	$0.03
Canceled	(84,507)	$0.48
Balances as of December 31, 2021	3,038,970	$2.61	8.83
Granted	690,218	$7.83
Exercised	(157,447)	$0.03
Canceled	(125,158)	$6.99
Balances at December 31, 2022	3,446,583	$3.61	8.06
Vested and exercisable at December 31, 2022	1,682,772	$2.13	7.76
Vested and expected to vest at December 31, 2022	3,446,583	$3.61	8.06
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The total intrinsic value of stock options exercised was $0.9 million and $2.3 million during the years ended December 31, 2022 and December 31, 2021, respectively, determined at the date of each stock option exercise.
Early Exercise of Stock Options
The terms of the Company’s 2020 Plan permit the exercise of options granted under the plan prior to vesting, subject to required approvals. Shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. Shares purchased by employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheets and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2022 and December 31, 2021 there were 78,389 and 174,171 early exercised options subject to repurchase, respectively.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance under the ESPP. In January 2023, the number of shares of common stock available for issuance under the ESPP was increased by 250,457 shares as a result of the automatic increase provision in the ESPP.
The Company issued 284,758 and 109,831 shares under the ESPP for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, 429,940 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2022 through June 6, 2023.
Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, was as follows:

NeuroPace, Inc.
Notes to Financial Statements

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2021	—	$—
Granted	629,041	$22.14
Canceled	(32,956)	$23.58
Unvested, December 31, 2021	596,085	$22.06
Granted	1,569,979	$7.72
Vested	(194,705)	$22.78
Canceled	(215,150)	$13.95
Unvested, December 31, 2022	1,756,209	$10.15
The fair value of RSUs is based on the Company’s closing stock price on the date of grant.
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cost of goods sold	$518	$270
Research and development	2,304	1,227
Selling, general and administrative	5,527	2,791
Total stock-based compensation	$8,349	$4,288
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Year Ended December 31,
	2022	2021
Stock options and restricted stock units	$7,949	$3,128
ESPP	400	1,160
Total stock-based compensation	$8,349	$4,288
As of December 31, 2022, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $19.8 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.8 years.
As of December 31, 2022, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The total fair value of options that vested during the years ended December 31, 2022 and December 31, 2021 was $1.8 million and $0.4 million, respectively. The options granted during the years ended December 31, 2022 and December 31, 2021 had a weighted average grant date fair value of $7.83 per share and $7.78 per share, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the

NeuroPace, Inc.
Notes to Financial Statements
awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2022 and December 31, 2021:

Year Ended December 31,
	2022	2021
Expected term (in years)	5.27 - 6.25	6.00 - 6.25
Expected volatility	50% - 52%	50% - 53%
Weighted average risk-free interest rate	1.79% - 3.56%	0.59% - 1.33%
Fair value of common stock	$6.30 - $8.15	$0.40 - $21.67
Dividend yield	—%	—%

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected stock price volatility assumption was determined by a combination of the Company’s historical stock trading volatility and the historical volatilities of industry peers, as the Company does not have sufficient trading history to solely rely on the volatility of its common stock. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of not to declare and pay dividends.
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
11.Income Taxes
The Company’s operations and income tax components are solely in the United States. From inception through 2022, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2022 and 2021. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred

NeuroPace, Inc.
Notes to Financial Statements
tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	7.2%	4.0%
Research and development tax credit	1.4%	1.3%
Stock-based compensation	(1.9)%	(1.1)%
Nondeductible interest expense	(0.5)%	(0.6)%
Warrant mark-to-market adjustment	—%	(3.0)%
FIN 48 reserve	(0.2)%	(0.2)%
Change in valuation allowance	(26.8)%	(21.5)%
Other	(0.2)%	0.1%
Total	—%	—%
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$40,884	$35,754
Research and development credits	12,088	11,121
Research and development expenditures, capitalized for tax	4,563	—
Fixed assets and inventory	159	120
Accruals and reserves	1,180	1,600
Interest expense carryforward	3,850	2,616
Operating lease liability	4,442	—
Other	1,521	781
Gross deferred tax assets	68,687	51,992
Deferred tax liabilities:
Operating lease right-of-use asset	(3,910)	—
Total deferred tax liabilities	(3,910)	—
Valuation allowance	(64,777)	(51,992)
Net deferred tax assets	$—	$—
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $4.6 million.
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2022 and 2021. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $12.8 million and $7.8 million during the years ended December 31, 2022 and 2021, respectively. The current year change in the valuation

NeuroPace, Inc.
Notes to Financial Statements
allowance is primarily the result of $16.7 million increase in gross deferred tax assets net of a $3.9 million increase in deferred tax liabilities.
As of December 31, 2022, the Company had net operating loss, or NOL, carryforwards of $151.6 million and $142.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards begin expiring in 2022 and 2028, for federal and state purposes, respectively. As of December 31, 2022, the amount of federal NOL carryforwards that does not expire is $99.1 million (subject to certain utilization limitations).
As of December 31, 2022, the Company had research and development credit carryforwards of $3.5 million and $12.6 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carryforward indefinitely.
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
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 expanding the definition of covered employees as defined under Section 162(m). The provisions under the expanded definition of covered employees did not have a material impact on the Company’s tax positions for the year ended December 31, 2021 or 2022.
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2021 or 2022.
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
On August 16, 2022, the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax on certain large corporations, a tax on stock buybacks and certain energy-related tax credits, each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act of 2022 are not expected to have a material impact on the Company’s financial statements and related disclosures.
As of December 31, 2022, the Company had unrecognized tax benefits of $1.6 million related to $0.3 million and $1.3 million of federal and state research and development tax credit carryforwards, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate, due to the valuation allowance. It is unlikely that the amount of unrecognized tax benefits will significantly change over the next twelve months. No liability related to uncertain tax positions is recorded in the financial statements.

NeuroPace, Inc.
Notes to Financial Statements
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$1,489	$1,390
Increase in balance related to tax positions taken during the current year	112	99
Increase in balance related to tax positions taken during prior years		—
Ending balance	$1,601	$1,489
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2022 and December 31, 2021.
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

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(47,082)	$(36,080)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	24,594,784	16,608,800
Net loss per share attributable to common stockholders, basic and diluted	$(1.91)	$(2.17)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2022	2021
Options to purchase common stock	3,446,583	3,038,970
Unvested early exercised common stock options	78,389	174,171
Unvested restricted stock units	1,756,209	596,085
Shares committed under ESPP	190,613	114,736
Total Shares	5,471,794	3,923,962
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

NeuroPace, Inc.
Notes to Financial Statements
14.     Subsequent Event
In February 2023, the Term Loan was amended to reduce the minimum annual net revenue covenant to $45.0 million for the year ending December 31, 2023, include revenue under the Distribution Agreement as well as sales of the Company’s RNS System as eligible for meeting the minimum revenue requirement, and increase the annual interest rate from 12.5% to 13.5% effective January 1, 2023. The Company has the option to pay 8.5% per annum interest in cash and 5% per annum interest in kind by increasing the principal of the Term Loan. The amended terms will not have a material impact on the Company’s financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The rules define internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2022, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.
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

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
4.2	Description of securities					X
10.1	2020 Stock Plan.	S-1	333-254663	10.4	March 24, 2021
10.2	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Stock Plan.	S-1	333-254663	10.5	March 24, 2021
10.3	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.4	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.5	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.6	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
10.7+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Michael Favet.	S-1	333-254663	10.11	March 24, 2021
10.8+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Rebecca Kuhn.	S-1	333-254663	10.12	March 24, 2021
10.9+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Martha Morell, M.D.	S-1	333-254663	10.13	March 24, 2021
10.10+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Irina Ridley.	S-1	333-254663	10.14	March 24, 2021
10.11	Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC.	S-1	333-254663	10.17	March 24, 2021

10.12	First Amendment to Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC	10-Q	001-40337	10.1	May 12, 2022
10.13	Amendment One to the Supply Agreement, dated December 21, 2020, by and between the Company and Micro Systems Engineering, Inc.	S-1	333-254663	10.19	March 24, 2021
10.14	Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	S-1/A	333-254663	10.19	April 14, 2021
10.15+	Non-Employee Director Compensation Policy	S-1/A	333-254663	10.20	April 14, 2021
10.16	Office Lease, dated August 24, 2011, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.21	April 14, 2021
10.17	First Amendment to Office Lease, dated May 24, 2018, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.22	April 14, 2021
10.18	Lease Modification Agreement, dated April 30, 2020, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.23	April 14, 2021
10.19	Second Amendment to Office Lease, dated August 22, 2022, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	10-Q	001-40337	10.2	November 8, 2022
10.20+	Officer Severance Benefit Plan.	S-1/A	333-254663	10.24	April 14, 2021
10.21+	Employee Cash Incentive Plan.	S-1/A	333-254663	10.25	April 14, 2021
10.22	Amended and Restated Investors’ Rights Agreement, dated August 19, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1/A	333-254663	10.1	April 14, 2021
10.23**	Exclusive Distribution Agreement, dated August 9, 2022, by and between the Company and DIXI Medical USA Corp.	10-Q	001-40337	10.3	November 8, 2022
10.24	Sales Agreement, dated November 8, 2022, among the registrant and SVB Securities LLC	S-3	333-268243	1.2	November 8, 2022
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page hereto).					X

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.INS	XBRL Instance Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X
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
**    Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 2, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael Favet	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2023
Michael Favet

/s/ Rebecca Kuhn	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 2, 2023
Rebecca Kuhn

/s/ Frank Fischer	Director	March 2, 2023
Frank Fischer

/s/ Greg Garfield	Director	March 2, 2023
Greg Garfield

/s/ Joseph S. Lacob	Director	March 2, 2023
Joseph S. Lacob

/s/ Lisa Andrade	Director	March 2, 2023
Lisa Andrade

/s/ Rakhi Kumar	Director	March 2, 2023
Rakhi Kumar

/s/ Renee Ryan	Director	March 2, 2023
Renee Ryan
/s/ Uri Geiger	Director	March 2, 2023
Uri Geiger