Form 10-Q
period 2023-03-31
NeuroPace Inc
filed 2023-05-04
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 1, 2023, there were approximately 25,405,362 shares of the registrant's common stock outstanding.

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
•our ability to attract and retain members of our board of directors, senior management, or operational personnel;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on them.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$6,720	$6,605
Short-term investments	60,895	70,804
Accounts receivable	9,194	7,482
Inventory	10,750	9,712
Prepaid expenses and other current assets	2,597	3,111
Total current assets	90,156	97,714
Property and equipment, net	1,024	1,064
Operating lease right-of-use asset	14,491	14,838
Restricted cash	122	122
Deferred offering costs	457	347
Other assets	21	21
Total assets	$106,271	$114,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,829	$2,147
Accrued liabilities	6,580	7,414
Operating lease liability	1,466	1,415
Total current liabilities	9,875	10,976
Long-term debt	53,859	52,913
Operating lease liability, net of current portion	15,047	15,440
Total liabilities	78,781	79,329
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 25,352,204 and 25,045,751 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	25	25
Additional paid-in capital	508,693	506,713
Accumulated other comprehensive loss	—	(1,108)
Accumulated deficit	(481,228)	(470,853)
Total stockholders’ equity	27,490	34,777
Total liabilities and stockholders’ equity	$106,271	$114,106
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue	$14,472	$11,374
Cost of goods sold	4,100	3,115
Gross profit	10,372	8,259
Operating expenses
Research and development	5,263	5,577
Selling, general and administrative	13,428	12,444
Total operating expenses	18,691	18,021
Loss from operations	(8,319)	(9,762)
Interest income	726	134
Interest expense	(1,965)	(1,830)
Other income (expense), net	(817)	(3)
Net loss	$(10,375)	$(11,461)
Unrealized gain (loss) on available-for-sale debt securities	—	(710)
Comprehensive loss	$(10,375)	$(12,171)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,097,262	24,307,485
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2023	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
Net loss	—	—	—	—	(10,375)	(10,375)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	17,608	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	325,747	—	—	—	—	—
Shares withheld for taxes	(35,562)	—	(146)	—	—	(146)
Repurchase of common stock	(1,340)	—	—	—	—	—
Stock-based compensation	—	—	2,125	—	—	2,125
Balances as of March 31, 2023	25,352,204	$25	$508,693	$—	$(481,228)	$27,490

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2022	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
Net loss	—	—	—	—	(11,461)	(11,461)
Unrealized loss on available-for-sale debt securities	—	—	—	(710)	—	(710)
Issuance of common stock pursuant to stock option exercises	38,635	—	1	—	—	1
Repurchase of common stock	(14,454)	—	—	—	—	—
Change in early exercise liability	—	—	2	—	—	2
Stock-based compensation	—	—	1,488	—	—	1,488
Balances as of March 31, 2022	24,477,180	$24	$499,013	$(982)	$(435,232)	$62,823
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(10,375)	$(11,461)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,125	1,488
Depreciation	48	80
Amortization of debt discount and issuance costs	64	67
Non-cash interest expense	234	201
PIK interest incurred but not paid on term loan	649	—
Amortization of right-of-use asset	347	672
Loss on short-term investments	817	—
Inventory write-downs	34	82
Changes in operating assets and liabilities
Accounts receivable	(1,713)	(1,970)
Inventory	(1,072)	(362)
Prepaid expenses and other assets	514	239
Accounts payable	(193)	820
Accrued liabilities	(834)	(472)
Operating lease liabilities	(343)	(777)
Net cash (used in) operating activities	(9,698)	(11,393)
Cash flows from investing activities
Acquisition of property and equipment	(132)	(306)
Proceeds from sale of short-term investments	10,200	—
Net cash provided by (used in) investing activities	10,068	(306)
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	1	1
Taxes withheld and paid related to net share settlement of equity awards	(146)	—
Payment of deferred offering costs	(110)	—
Net cash (used in) provided by financing activities	(255)	1
Net increase (decrease) in cash and cash equivalents	115	(11,698)
Cash, cash equivalents and restricted cash
Beginning of the period	6,727	19,309
End of the period	$6,842	$7,611
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$6,720	$7,489
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$6,842	$7,611

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,018	$1,563
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$—	$(2)
Purchase of property and equipment included in accounts payable	$—	$31
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with SVB Securities LLC, or SVB. The Company agreed to pay SVB up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The Company has not issued or sold any securities pursuant to the Shelf or ATM offering program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $481.2 million as of March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company used $9.7 million and $11.4 million of cash, respectively, in its operating activities. As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $67.6 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $45.0 million in the year ended December 31, 2023, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of March 31, 2023, the Company was in compliance with all covenants of the Term Loan.
The global spread of the COVID-19 pandemic, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the pandemic and mitigate its public health effects,

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
have significantly impacted the global economy and negatively impacted our business. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. By the second half of 2022, the impact of the pandemic on the Company’s revenue had diminished. However, the future impact of the COVID-19 pandemic on the Company’s business, financial condition and results of operations is dependent on future developments, including the potential emergence of new COVID-19 variants and spikes in COVID-19 cases, which remain highly uncertain and cannot be predicted.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 2, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of March 31, 2023 and condensed results of operations and condensed cash flows for the three months ended March 31, 2023 and 2022 have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
Use of Estimates
The preparation of unaudited interim condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgment when making estimates related to the valuation of deferred tax assets and related valuation allowances and provision for excess and obsolete inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments. The Company has a short-term investment in a fixed income mutual fund, which is classified as equity security and carried at fair value based on quoted market prices. Changes in the fair value of the short-term investment are recorded in income or loss. The Company believes that its borrowings bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. The Company determines the fair value of financial and non-financial assets and

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 3).
Concentration of Credit Risk, and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable to the extent of the amounts recorded on the balance sheets. The Company’s cash is invested in major financial institutions in the United States. Deposits in these financial institutions may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default of the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation. The Company’s cash equivalents are invested in money market funds.
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three months ended March 31, 2023 and 2022, there were no customers that represented 10% or more of revenue. As of March 31, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable.
The Company is subject to certain risks, including that its devices may not be approved or cleared or continue to be approved or cleared for marketing by governmental authorities or be successfully marketed for expanded indications. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and speed and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence on healthcare providers to prescribe initial implants and replacements, dependence upon third-party payors to provide adequate coverage and reimbursement, dependence on key personnel, single-source suppliers and vendors in connection with the manufacture of its products, concentration of CECs and epileptologists, obtaining, maintaining, protecting, enforcing, and defending intellectual property rights and proprietary technology, product liability claims, legal proceedings, and compliance with government regulations.
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
Accounts receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of March 31, 2023 and December 31, 2022. To date, the Company has not experienced any credit-related losses.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through March 31, 2023, $1.0 million of qualifying expenses have been incurred and funded by the NIH related to the first and second year funding. As of March 31, 2023, the Company recorded prepaid expenses and other current assets of $0.1 million related to the second year funding.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material effect on the Company’s financial statements and related disclosures.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of March 31, 2023 (in thousands):

	Fair Value as of March 31, 2023	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$6,801	$6,801	$—	$—
Fixed income mutual fund, included in short-term investments	60,895	60,895	—	—
Total	$67,696	$67,696	$—	$—
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2022 (in thousands):

	Fair Value as of December 31, 2022	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$6,075	$6,075	$—	$—
Fixed income mutual fund, included in short-term investments	70,804	70,804	—	—
Total	$76,879	$76,879	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2023 and December 31, 2022.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from its short-term investment is recorded in interest income. As of December 31, 2022, the Company’s short-term investment had a fair value of $70.8 million, a cost basis of $71.9 million, and an unrealized loss of $1.1 million, which was recorded in accumulated other comprehensive loss. During the three months ended March 31, 2023, the Company recognized $0.4 million in unrealized gains from its short-term investment. As of March 31, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.7 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the three months ended March 31, 2023. The adjustment was not material to any previously issued financial statements.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$4,575	$2,818
Work-in-process	592	1,523
Finished goods	5,583	5,371
Total	$10,750	$9,712
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2023	2022
Machinery, equipment, furniture and fixtures	$4,443	$4,434
Computer equipment and software	2,952	2,952
Leasehold improvements	2,402	2,402
	9,797	9,788
Less: Accumulated depreciation	(8,773)	(8,724)
Property and equipment, net	$1,024	$1,064

Depreciation expense for the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Payroll and related expenses	$5,190	$5,748
Inventory-raw materials	463	764
Professional fees	171	227
Other	756	675
Total accrued liabilities	$6,580	$7,414

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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

March 31, 2023
2023 (remaining nine months)	$2,080
2024	2,857
2025	2,942
2026	3,031
2027	3,122
Thereafter	8,232
Total undiscounted lease payments	22,264
Less: imputed interest	5,751
Total operating lease liability	16,513
Less: current portion	1,466
Operating lease liability, net of current portion	$15,047
Operating lease cost was $0.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the remaining term for the operating lease in Mountain View, California was 7.3 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the three months ended March 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $0.7 million and $0.8 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s product line. To maintain the exclusive distributor rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and increase the purchase minimum by 10% for each of the two subsequent years.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023 and December 31, 2022.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of March 31, 2023 and December 31, 2022.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of March 31, 2023 and December 31, 2022.
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
The Term Loan bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted as a debt modification and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company has the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through March 2023, the Company elected the PIK option, increasing the principal of the Term Loan by $2.6 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of March 31, 2023, the Term Loan had an annual effective interest rate of 16.8% per year.
The Term Loan is collateralized by substantially all of the Company’s assets. The Term Loan Agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that the Company achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents (see Note 1). In February 2023, the Term Loan was amended to reduce the minimum annual net revenue covenant to $45.0 million for the year ended December 31, 2023.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Company paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method. Also, the Company issued warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs.
During the three months ended March 31, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $2.0 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2023 (remaining nine months)	$5,423
2024	7,217
2025	63,225
Total	75,865
Less: Unamortized debt discount and issuance cost	(840)
Less: Unaccreted backend fee	(3,143)
Less: Interest	(18,023)
Term Loan	$53,859
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of March 31, 2023 and December 31, 2022, no dividends had been declared.
As of March 31, 2023 and December 31, 2022, the Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2023	2022
Shares available for future grant under the 2021 Plan	959,660	1,443,946
Outstanding options under the 2021 Plan	3,531,598	3,446,583
Outstanding restricted stock units under the 2021 Plan	3,099,974	1,756,209
Common stock available for ESPP	680,397	429,940
Total	8,271,629	7,076,678
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements

Shares Available for Grant
Shares available for grant as of January 1, 2023	1,443,946
Authorized	1,252,287
Granted/Awarded	(1,821,762)
Cancelled	49,627
Withheld for taxes	35,562
Shares available for grant as of March 31, 2023	959,660
A summary of stock option activity for the three months ended March 31, 2023 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2023	3,446,583	$3.61	8.06
Granted	120,521	$1.54
Exercised	(17,608)	$0.03
Cancelled	(17,898)	$6.40
Balances at March 31, 2023	3,531,598	$3.54	7.92
Vested and exercisable at March 31, 2023	2,003,254	$2.66	7.69
Vested and expected to vest at March 31, 2023	3,531,598	$3.54	7.92
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2023 and December 31, 2022, there were 65,296 and 78,389 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of March 31, 2023, 680,397 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2022 through June 6, 2023.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	1,756,209	$10.15
Granted	1,701,241	$4.61
Vested	(325,747)	$9.54
Cancelled	(31,729)	$13.12
Unvested, March 31, 2023	3,099,974	$7.14
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$146	$110
Research and development	500	440
Selling, general and administrative	1,479	938
Total stock-based compensation	$2,125	$1,488
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options and restricted stock units	$2,071	$1,352
ESPP	54	136
Total stock-based compensation	$2,125	$1,488
As of March 31, 2023, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $25.4 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.7 years.
As of March 31, 2023, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2023 and 2022 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no changes in the estimated uncertain tax benefits recorded as of December 31, 2022.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(10,375)	$(11,461)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	25,097,262	24,307,485
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.47)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2023	2022
Options to purchase common stock	3,531,598	3,543,716
Unvested early exercised common stock options	65,296	143,156
Shares committed under ESPP	187,201	108,681
Unvested restricted stock units	3,099,974	1,848,644
Total Shares	6,884,069	5,644,197

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of March 31, 2023, over 4,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and have begun enrollment in clinical studies to broaden our indication including into generalized epilepsy. We may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We market our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 250 CECs in the United States. We have established a significant account base at these CECs. Given the concentrated and underpenetrated nature of our target market, we believe that through our sales force, there is a significant opportunity to efficiently drive higher utilization within these centers, grow our account base, and expand our referral channel to increase the number of drug-resistant patients referred to the CECs.
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of March 31, 2023, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of March 31, 2023, we had an accumulated deficit of $481.2 million, cash, cash equivalents and short-term investments of $67.6 million, and $53.9 million of outstanding term loans, net of debt discount and issuance costs.
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and efficacy of our RNS System, including in expanded indications, and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to patients with drug-resistant generalized epilepsy and adolescent patients, ages 12-17, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to CECs. Moreover, we expect to continue to incur expenses associated with operating as a public company. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the next several years. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
We believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months.
Recent Developments
COVID-19 Pandemic Update
Our business, financial condition and results of operations have been and may continue to be significantly impacted by the COVID-19 pandemic. Beginning in 2020, our revenue was negatively impacted and experienced volatility as hospitals delayed or canceled elective procedures in response to the pandemic, including procedures to implant our RNS System. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic evaluations, which reduced and may continue to reduce our patient pipeline. By the second half of 2022, the impact of the COVID-19 pandemic on our revenue had diminished. However, the future impact of the COVID-19 pandemic on our business, financial condition and results of operations is dependent on future developments, including the potential emergence of new COVID-19 variants and spikes in COVID-19 cases, which remain highly uncertain and cannot be predicted. For further information, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line beginning in October 2022. DIXI Medical is a subsidiary of a European company that pioneered the development of stereo electroencephalography, or Stereo EEG, electrodes and related products. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership provides us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. DIXI Medical provides us with ongoing commercial support and supplies the DIXI Medical products we order.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin. Beginning in the fourth quarter of 2022, we also began to derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products may have a negative impact on our gross margin.
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to hospital facilities (primarily Level 4 CECs) that implant our RNS System. We typically deliver our RNS System to a hospital on the date of the scheduled procedure. There is no commitment to purchase our RNS System until the delivery of the product, as the procedure may be canceled at any time.
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
Beginning in the fourth quarter of 2022, we also derive revenue from sales of DIXI Medical products, primarily to our current customer base. Our revenue from the sale of DIXI Medical products will fluctuate in the future due to a variety of factors, including our ability to take market share from competitive Stereo EEG products.

Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Beginning in the fourth quarter of 2022, cost of goods sold also includes costs of procuring DIXI Medical products. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems and DIXI Medical products are sold.
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
We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses will increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. We expect our administrative expenses, including stock-based compensation expense, will increase as we increase our headcount to support our growth. Additionally, we may incur increased expenses related to audit, legal, regulatory and tax-related services, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, and director and officer insurance premiums. Our selling, general and administrative expenses may fluctuate from period to period as we continue to grow.

Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facility, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and short-term marketable securities.
Other Income (Expense), Net
Other income (expense), net primarily consists of gain and loss from short-term investments.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue	$14,472	$11,374	$3,098	27%
Cost of goods sold	4,100	3,115	985	32%
Gross profit	10,372	8,259	2,113	26%
Operating expenses
Research and development	5,263	5,577	(314)	(6)%
Selling, general and administrative	13,428	12,444	984	8%
Total operating expenses	18,691	18,021	670	4%
Loss from operations	(8,319)	(9,762)	1,443	(15)%
Interest income	726	134	592	442%
Interest expense	(1,965)	(1,830)	(135)	7%
Other income (expense), net	(817)	(3)	(814)	NM
Net loss	$(10,375)	$(11,461)	$1,086	(9)%
NM = Not meaningful
Revenue
Revenue increased by $3.1 million, or 27%, to $14.5 million during the three months ended March 31, 2023, compared to $11.4 million during the three months ended March 31, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. Revenue from sales of our RNS System for replacement procedures represented less than 10% of our total revenue for the three months ended March 31, 2023 as compared to approximately 23% for the three months ended March 31, 2022. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.0 million, or 32%, to $4.1 million during the three months ended March 31, 2023, compared to $3.1 million during the three months ended March 31, 2022. The increase was primarily due to costs associated with distribution of DIXI Medical products. Our gross margin decreased from 72.6% for the three months ended March 31, 2022 to 71.7% for the three months ended March 31, 2023 primarily due to lower gross margin for distribution of DIXI Medical products as compared to the gross margin for sales of our RNS System.

Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 6%, to $5.3 million during the three months ended March 31, 2023, compared to $5.6 million during the three months ended March 31, 2022. The decrease in research and development expenses was primarily due to a decrease of $0.1 million in personnel-related expenses associated with a reduction in personnel to support product development efforts and clinical studies, a decrease of $0.1 million in clinical study expenses, and a decrease of $0.1 million in regulatory affairs and quality assurance expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.0 million, or 8%, to $13.4 million during the three months ended March 31, 2023, compared to $12.4 million during the three months ended March 31, 2022. The increase in selling, general and administrative expenses was primarily due to an increase of $1.2 million in personnel-related expenses primarily due to sales-based variable compensation as a result of the increase in revenue during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 and stock-based compensation, and an increase of $0.5 million in expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products. The increases were offset in part by a decrease of $0.8 million in general and administrative costs, primarily outside services.
Interest Expense and Income
Interest expense increased to $2.0 million for the three months ended March 31, 2023, compared to $1.8 million for the three months ended March 31, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through March 2023. Interest income increased by $0.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to higher interest yields in the three months ended March 31, 2023, partly offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net decreased by $0.8 million to ($0.8) million during the three months ended March 31, 2023, compared to less than ($0.1) million during the three months ended March 31, 2022, primarily due to unrealized loss, net on short-term investments in the three months ended March 31, 2023.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our RNS System. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $67.6 million, compared to $77.4 million at December 31, 2022, and $53.9 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $52.9 million at December 31, 2022. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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
The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, we had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through

December 2022, we had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, we have the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through March 2023, we elected the PIK option, increasing the principal of the Term Loan by $2.6 million.
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
The Term Loan is collateralized by substantially all of our assets. The loan agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that we achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents. See Notes 1 and 6 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method.
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to re-establish operations to pre-pandemic levels, and to plan for continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $22.3 million as of March 31, 2023. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2023, we had cash, cash equivalents and short-term investments of $67.6 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three months ended March 31, 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•our revenue and cost projections related to the DIXI Medical distribution agreement;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. In addition, COVID-19 has negatively impacted our business by decreasing and delaying procedures performed to implant our RNS System, and the pandemic may continue to negatively impact our business, which may negatively impact our future liquidity.
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(9,698)	$(11,393)
Investing activities	10,068	(306)
Financing activities	(255)	1
Net increase (decrease) in cash and cash equivalents	$115	$(11,698)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $9.7 million for the three months ended March 31, 2023. Cash used in operating activities was primarily a result of the net loss of $10.4 million, adjusted for non-cash charges of $4.3 million and change in operating assets and liabilities of $3.6 million. The non-cash charges primarily consisted of $2.1 million of stock-based compensation, $0.6 million of interest incurred but paid-in-kind, $0.3 million of amortization of right-of-use assets, $0.2 million of non-cash interest expense related to our term loan and $0.8 million of realized loss from sale of short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $1.7 million primarily due to an increase in sales of our products including DIXI Medical products and our RNS System, an increase in inventories of $1.1 million largely due to an increase in raw materials partially offset by a reduction in work-in-process inventory, a decrease in accrued liabilities of $0.8 million, a decrease in operating lease liabilities of $0.3 million, and a decrease in accounts payable of $0.2 million primarily due to the timing of payments to our vendors, offset in part by a decrease in prepaid expenses and other assets of $0.5 million.
Net cash used in operating activities was $11.4 million for the three months ended March 31, 2022. Cash used in operating activities was primarily a result of the net loss of $11.5 million, adjusted for non-cash charges of $2.6 million and change in operating assets and liabilities of $2.5 million. The non-cash charges primarily consisted of $1.5 million of stock-based compensation, $0.7 million of amortization of right-of-use assets and $0.2 million of non-cash interest expense related to our term loan. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.0 million primarily due to an increase in sales of our products in March 2022 as COVID-19-related hospital restrictions eased, a decrease in accrued liabilities of $0.5 million, and a decrease in operating lease liabilities of $0.8 million offset in part by an increase in accounts payable of $0.8 million primarily due to the timing of payments to our vendors.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by investing activities was $10.1 million for the three months ended March 31, 2023, which primarily consisted of sales of short-term investments of $10.2 million, which amounts were partially offset by purchases of property and equipment of $0.1 million.
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2022, which consisted of purchases of property and equipment of $0.3 million.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.3 million for the three months ended March 31, 2023, which primarily relates to taxes withheld and paid related to net share settlement of equity awards of $0.1 million and payment of deferred offering costs of $0.1 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. There were no material changes to these accounting policies during the three months ended March 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $67.6 million, compared to $77.4 million at December 31, 2022, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, and from time to time may become, involved in legal proceedings in the ordinary course of business. The results of litigation and claims are inherently unpredictable and regardless of the outcome, such legal proceedings may negatively impact our business and financial position, result in brand or reputational harm, and divert the attention of our management from core operations of our business.

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
Summary Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. Our RNS System is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our RNS System among patients, clinicians and hospital facilities and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations will be harmed;
•Our estimates of market opportunity and forecasts of market and revenue growth, including growth in the number of CECs, epileptologists and neurosurgeons, as well as our revenue and cost projections related to the distribution agreement with DIXI Medical USA Corp., may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;
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
•If we identify any material weaknesses or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations; and
•To support our continued operations and the growth of our business, we may need access to our existing capital or to seek additional capital through new equity or debt financings, which sources of existing or additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, capital, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.

Risks related to operational, commercial and manufacturing matters
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. Our RNS System is recommended as well as implanted primarily at Level 4 CECs. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs, and driving utilization by clinicians within CECs. Currently, our RNS System can only be marketed for use in adults with drug-

resistant focal epilepsy in the United States. Additionally, our RNS System is primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. Therefore, we are dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, including earlier in the diagnostic process through our partnership with DIXI Medical, expand the population of patients we can treat with our RNS System, as well as the number of physicians that can prescribe and the number of centers at which neurosurgeons can implant our RNS System, but there can be no assurance that we will succeed.
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
•the degree to which clinicians, patients and hospital facilities adopt our RNS System;
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
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System, our ability to develop and maintain relationships with programming centers, and our ability to expand referral pathways to CECs and beyond;
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
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at CECs and other facilities. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options at CECs and other facilities. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently living with epilepsy but who are not being treated will seek treatment or utilize CECs for treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
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
Our commercial success will depend on a continued flow of patient referrals to CECs from treating primary care physicians, neurologists, and other healthcare providers and from caregiver support and encouragement around physician referrals and self-referrals to CECs. If we are unable to successfully expand our referral pathways to achieve an increased patient referral pipeline into CECs, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on continued referrals of appropriate patients from treating primary care physicians, neurologists, and other healthcare providers to epileptologists, neurosurgeons, and other clinicians, primarily at Level 4 CECs. We estimate that of the approximately 575,000 adults with drug-resistant focal epilepsy in the United States, approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs annually. We cannot predict how quickly, if at all, we can build that pipeline through our sales and marketing efforts and whether primary care physicians, neurologists, and other healthcare providers, as well as caregivers will support patient referrals to epileptologists and neurosurgeons at CECs over other therapy options.
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
We are actively expanding our presence in the United States through additional sales and education efforts to drive awareness of our RNS System amongst patients, clinicians and hospital facilities, to drive adoption of our RNS System at CECs and other facilities and increase utilization of our RNS System within new and existing accounts. We also plan to explore regulatory and reimbursement approval pathways to expand our presence in international territories.
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
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, including CECs. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new CECs, offer new products, including those distributed through our partnership with DIXI Medical, and increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System within each CEC. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
Our industry is competitive and has been evolving rapidly with not only existing treatment options, but also the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy in the United States and we primarily market our device to customers, primarily consisting of the clinicians within CECs that treat these patients. In our target patient population, there are two primary treatment options (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to try new therapeutic drugs that become available from time to time. We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our primary competitors are LivaNova plc, which manufactures the VNS System, and Medtronic plc, which manufactures the DBS System. Third-party payors may encourage the use of competitors’ products or other neuromodulation therapies due to lower costs of competing products or alternatives. Additionally, treating physicians, including epileptologists and neurosurgeons may promote the use of other competitors’ products or alternative therapies. Further, as existing competitors and other companies develop new or improved products, we cannot predict what the standard of care will be in the future.
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
•expand our referral pathways;
•expand the number of CECs implanting our RNS System and increase utilization across these CECs;
•drive awareness to increase the number of drug-resistant epilepsy patients referred to CECs;
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
The global spread of the COVID-19 pandemic, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy and negatively impacted our business. We have seen and may continue to be negatively impacted by decreased and delayed procedures being performed to implant our RNS System, hospital staffing shortages, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, which create the majority of our pipeline for new RNS System implants and increased vacation demand by both patients and clinicians as a result of loosening travel restrictions. Given the uncertainty around the duration and extent of the COVID-19 pandemic, we expect continued, lingering, and far-reaching adverse impacts to our business, results of operations, financial condition, and liquidity, but cannot accurately predict at this time the extent of the future potential impacts.
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
We expect our RNS System will continue to be purchased by hospital facilities, primarily CECs, and other providers who will then seek reimbursement from third-party payors for brain-responsive neuromodulation for drug resistant focal epilepsy. While third-party payors currently cover and provide reimbursement for both implant procedures of our RNS System as well as for clinicians providing ongoing patient care, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement, or that current reimbursement levels for implant procedures as well as clinician-provided ongoing patient care will continue.
Furthermore, the overall amount of reimbursement available for brain-responsive neuromodulation for drug resistant focal epilepsy could decrease in the future. Changes in reimbursement may not necessarily impact our sales. Additionally, we cannot be sure that the reimbursement amounts available for brain-responsive neuromodulation for drug resistant focal epilepsy will not reduce or otherwise negatively impact the demand for our marketed RNS System. Failure by CECs and other users of our RNS System to obtain coverage and adequate reimbursement for the implant procedures or for clinicians providing ongoing patient care would cause our business, financial condition, and results of operations to suffer.
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
As of March 31, 2023, we had 163 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to bring transparency to product pricing and reduce the cost of products and services under government healthcare programs, such as the recently enacted Inflation Reduction Act of 2022. Additionally, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what products to purchase and which suppliers will be included in their healthcare programs. Adoption of price controls and other cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures may prevent or limit our ability to generate revenue and attain profitability.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2023 and 2022, we reported net losses of $10.4 million and $11.5 million, respectively. As a result of these losses, as of March 31, 2023, we had an accumulated deficit of approximately $481.2 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of March 31, 2023, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant and increase the annual interest rate from 12.5% to 13.5%, effective March 1, 2023. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.

To support our continued operations and the growth of our business, we may need access to our existing capital or to seek additional capital through new equity or debt financings, which sources of existing or additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects.
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2023 and 2022, our net cash used in operating activities was $9.7 million and $11.4 million, respectively. As of March 31, 2023, we had $67.6 million of cash, cash equivalents and short-term investments and $9.9 million in current liabilities.
The Company’s cash is invested in major financial institutions in the United States and cash equivalents are invested in money market funds. Deposits in these financial institutions may exceed federally insured limits, and the Company may be exposed to credit risk on deposits in the event of default of the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, the growth of sales and marketing teams and activities, our expense management initiatives, the expansion of the population of eligible patients, geographies we may choose to enter and commercialize in, updates to our products, potential introduction of new products, either developed internally or acquired, the continued oversight of regulatory agencies, and the continuing market acceptance of our products. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing, if needed, on commercially reasonable terms, if at all. If we are unable to access our existing capital or obtain adequate financing or financing on terms satisfactory to us, if needed, it could harm our business and growth prospects.
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
Other risks facing our company
The estimates of market opportunity and forecasts of market and revenue growth included in this Quarterly Report on Form 10-Q, including growth in the number of CECs, epileptologists and neurosurgeons, as well as our projections related to the DIXI Medical distribution agreement, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty. Our estimates of the annual total addressable markets for our RNS System are based on a number of internal and third-party estimates and assumptions, including, without limitation, our assumptions relative to the number of adults with drug-resistant focal epilepsy in the United States who are treated at CECs each year; the number of neuromodulation procedures annually in the United States; the growth in number of CECs, epileptologists, and neurosurgeons; the growth in number of patients referred to CECs; and the potential growth of our market opportunity with the expansion of treatment to patients under age 18 and with drug-resistant generalized epilepsy patients. In addition, our projections related to becoming the exclusive U.S. distributor of DIXI Medical products are based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of the COVID-19 pandemic, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business.

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
As of March 31, 2023, we had a total of approximately 25,352,204 shares outstanding of common stock, of which 15,572,446 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.

As of March 31, 2023, there were approximately 8,271,629 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of March 31, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 84.7% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
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
Additionally, financial markets around the world experienced volatility following the recent invasion of Ukraine by Russia. Our operations could be disrupted by tariffs, international conflict or war. For example, in late February 2022, Russia initiated significant military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia, and the United States and certain other countries could impose further sanctions, trade restrictions and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, and the measures and retaliatory actions that may be taken by the United States and other countries in respect thereof, as well as any counter measures or retaliatory actions by Russia in response. Such conflict may cause regional instability, geopolitical shifts and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. In particular, while it is difficult to anticipate the impact of any of the foregoing on us, the conflict and actions taken in response to the conflict could increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition and results of operations.
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
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
10.1	Second Amendment to Term Loan Agreement, dated February 28, 2023, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG					X
10.2	Amendment 1 to Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 4, 2023.

NEUROPACE, INC.

By:	/s/ Michael Favet
Michael Favet
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)