Form 10-Q
period 2023-06-30
NeuroPace Inc
filed 2023-08-08
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 1, 2023, there were approximately 25,859,643 shares of the registrant's common stock outstanding.

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
•our expectations regarding the impact of COVID-19 and macroeconomic conditions on our sales, business, financial condition and results of operations;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$7,855	$6,605
Short-term investments	55,716	70,804
Accounts receivable	10,876	7,482
Inventory	10,014	9,712
Prepaid expenses and other current assets	2,050	3,111
Total current assets	86,511	97,714
Property and equipment, net	976	1,064
Operating lease right-of-use asset	14,136	14,838
Restricted cash	122	122
Deferred offering costs	466	347
Other assets	21	21
Total assets	$102,232	$114,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,807	$2,147
Accrued liabilities	8,182	7,414
Operating lease liability	1,519	1,415
Total current liabilities	11,508	10,976
Long-term debt	54,854	52,913
Operating lease liability, net of current portion	14,644	15,440
Total liabilities	81,006	79,329
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 25,816,929 and 25,045,751 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	26	25
Additional paid-in capital	511,552	506,713
Accumulated other comprehensive loss	—	(1,108)
Accumulated deficit	(490,352)	(470,853)
Total stockholders’ equity	21,226	34,777
Total liabilities and stockholders’ equity	$102,232	$114,106
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue	$16,510	$10,200	$30,982	$21,574
Cost of goods sold	4,538	2,734	8,638	5,849
Gross profit	11,972	7,466	22,344	15,725
Operating expenses
Research and development	5,343	5,669	10,606	11,246
Selling, general and administrative	14,483	12,771	27,911	25,215
Total operating expenses	19,826	18,440	38,517	36,461
Loss from operations	(7,854)	(10,974)	(16,173)	(20,736)
Interest income	733	221	1,459	355
Interest expense	(2,125)	(1,852)	(4,090)	(3,682)
Other income (expense), net	122	(85)	(695)	(88)
Net loss	$(9,124)	$(12,690)	$(19,499)	$(24,151)
Unrealized loss on available-for-sale debt securities	—	(469)	—	(1,179)
Comprehensive loss	$(9,124)	$(13,159)	$(19,499)	$(25,330)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.52)	$(0.77)	$(0.99)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,472,526	24,503,552	25,285,933	24,406,100
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2023	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
Net loss	—	—	—	—	(10,375)	(10,375)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	17,608	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	325,747	—	—	—	—	—
Shares withheld for taxes	(35,562)	—	(146)	—	—	(146)
Repurchase of common stock	(1,340)	—	—	—	—	—
Stock-based compensation	—	—	2,125	—	—	2,125
Balances as of March 31, 2023	25,352,204	25	508,693	—	(481,228)	27,490
Net loss	—	—	—	—	(9,124)	(9,124)
Issuance of common stock pursuant to stock option exercises	164,134	1	4	—	—	5
Issuance of common stock pursuant to Employee Stock Purchase Plan	164,710	—	240	—	—	240
Issuance of common stock upon vesting of restricted stock units	145,787	—	—	—	—	—
Shares withheld for taxes	(9,906)	—	(41)	—	—	(41)
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	2,655	—	—	2,655
Balances as of June 30, 2023	25,816,929	$26	$511,552	$—	$(490,352)	$21,226

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(19,499)	$(24,151)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,780	4,091
Depreciation	96	153
Amortization of debt discount and issuance costs	133	128
Non-cash interest expense	494	411
PIK interest incurred but not paid on term loan	1,314	632
Amortization of right-of-use asset	702	1,343
Loss on short-term investments	695	109
Inventory write-downs	88	169
Changes in operating assets and liabilities
Accounts receivable	(3,395)	(1,384)
Inventory	(389)	(766)
Prepaid expenses and other assets	1,061	(841)
Accounts payable	(215)	93
Accrued liabilities	769	(468)
Operating lease liabilities	(692)	(1,570)
Net cash (used in) operating activities	(14,058)	(22,051)
Cash flows from investing activities
Acquisition of property and equipment	(132)	(470)
Proceeds from sale of short-term investments	15,500	8,400
Net cash provided by investing activities	15,368	7,930
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	246	683
Taxes withheld and paid related to net share settlement of equity awards	(187)	(47)
Payment of deferred offering costs	(119)	—
Net cash (used in) provided by financing activities	(60)	636
Net increase (decrease) in cash and cash equivalents	1,250	(13,485)
Cash, cash equivalents and restricted cash
Beginning of the period	6,727	19,309
End of the period	$7,977	$5,824
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$7,855	$5,702
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$7,977	$5,824

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,148	$2,510
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$(1)	$(3)
Purchase of property and equipment included in accounts payable	$—	$31
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $490.4 million as of June 30, 2023. For the six months ended June 30, 2023 and 2022, the Company used $14.1 million and $22.1 million of cash, respectively, in its operating activities. As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $63.6 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of redeemable convertible preferred stock and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $45.0 million in the year ended December 31, 2023, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of June 30, 2023, the Company was in compliance with all covenants of the Term Loan.
The global spread of COVID-19, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain COVID-19 and mitigate its public health effects, have significantly

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
impacted the global economy and negatively impacted the Company’s business. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. By the second half of 2022, the impact of the pandemic on the Company’s revenue had diminished. However, the future impact of COVID-19 on the Company’s business, financial condition and results of operations is dependent on future developments, including the potential emergence of new COVID-19 variants and spikes in COVID-19 cases, which remain highly uncertain and cannot be predicted.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 2, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of June 30, 2023 and condensed results of operations for the three and six months ended June 30, 2023 and 2022 and condensed cash flows for the six months ended June 30, 2023 and 2022 have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and six months ended June 30, 2023 and 2022, there were no customers that represented 10% or more of revenue. As of June 30, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of June 30, 2023 and December 31, 2022. To date, the Company has not experienced any credit-related losses.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s condensed financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards. On May 25, 2023, the Company received funding approval for year three in the amount of $3.0 million, which includes $1.5 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through June 30, 2023, $1.2 million of qualifying expenses have been incurred and funded by the NIH related to the first and second year funding. As of June 30, 2023, the Company recorded prepaid expenses and other current assets of $0.1 million related to the third year funding.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of June 30, 2023 (in thousands):

	Fair Value as of June 30, 2023	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$7,534	$7,534	$—	$—
Fixed income mutual fund, included in short-term investments	55,716	55,716	—	—
Total	$63,250	$63,250	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2023 and December 31, 2022.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from its short-term investment is recorded in interest income. As of December 31, 2022, the Company’s short-term investment had a fair value of $70.8 million, a cost basis of $71.9 million, and an unrealized loss of $1.1 million, which was recorded in accumulated other comprehensive loss. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.6 million in unrealized gains, respectively, from its short-term investment. As of June 30, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.5 million, which included an adjustment of $1.1 million

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
unrealized loss recorded in other income (expense), net in the six months ended June 30, 2023. The adjustment was not material to any previously issued financial statements.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$3,600	$2,818
Work-in-process	789	1,523
Finished goods	5,625	5,371
Total	$10,014	$9,712
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2023	2022
Machinery, equipment, furniture and fixtures	$4,443	$4,434
Computer equipment and software	2,952	2,952
Leasehold improvements	2,402	2,402
	9,797	9,788
Less: Accumulated depreciation	(8,821)	(8,724)
Property and equipment, net	$976	$1,064
Depreciation expense for the three months ended June 30, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Payroll and related expenses	$6,637	$5,748
Inventory-raw materials	550	764
Professional fees	366	227
Other	629	675
Total accrued liabilities	$8,182	$7,414

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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

June 30, 2023
2023 (remaining six months)	$1,387
2024	2,857
2025	2,942
2026	3,031
2027	3,122
Thereafter	8,232
Total undiscounted lease payments	21,571
Less: imputed interest	5,408
Total operating lease liability	16,163
Less: current portion	1,519
Operating lease liability, net of current portion	$14,644
Operating lease cost was $0.7 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. Operating lease cost was $1.4 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the remaining term for the operating lease in Mountain View, California was 7.0 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the six months ended June 30, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $1.4 million and $1.6 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023 and December 31, 2022.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of June 30, 2023 and December 31, 2022.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of June 30, 2023 and December 31, 2022.
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
The Term Loan bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted as a debt modification and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company has the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through June 2023, the Company elected the PIK option, increasing the principal of the Term Loan by $3.2 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior to September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of June 30, 2023, the Term Loan had an annual effective interest rate of 16.8% per year.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
During the three months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $2.1 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively. Interest expense on the Term Loan was $4.1 million and $3.7 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2023 (remaining six months)	$3,674
2024	7,308
2025	64,024
Total	75,006
Less: Unamortized debt discount and issuance cost	(770)
Less: Unaccreted backend fee	(2,948)
Less: Interest	(16,434)
Term Loan	$54,854
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2023 and December 31, 2022, no dividends had been declared.
As of June 30, 2023 and December 31, 2022, the Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2023	2022
Shares available for future grant under the 2021 Plan	841,592	1,443,946
Outstanding options under the 2021 Plan	3,457,501	3,446,583
Outstanding restricted stock units under the 2021 Plan	2,992,124	1,756,209
Common stock available for ESPP	515,687	429,940
Total	7,806,904	7,076,678
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements

Shares Available for Grant
Shares available for grant as of January 1, 2023	1,443,946
Authorized	1,252,287
Granted/Awarded	(2,238,980)
Cancelled	338,871
Withheld for taxes	45,468
Shares available for grant as of June 30, 2023	841,592
A summary of stock option activity for the six months ended June 30, 2023 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2023	3,446,583	$3.61	8.06
Granted	314,801	$3.21
Exercised	(181,742)	$0.03
Cancelled	(122,141)	$4.07
Balances at June 30, 2023	3,457,501	$3.75	5.21
Vested and exercisable at June 30, 2023	2,057,141	$3.03	4.81
Vested and expected to vest at June 30, 2023	3,457,501	$3.75	5.21
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2023 and December 31, 2022, there were 53,599 and 78,389 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of June 30, 2023, 515,687 shares under the ESPP remain available for purchase. The Company issued 164,710 and 147,217 shares under the ESPP during the six months ended June 30, 2023 and 2022, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning June 7, 2023 through December 6, 2023.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	1,756,209	$10.15
Granted	1,924,179	$4.60
Vested	(471,534)	$9.70
Cancelled	(216,730)	$8.72
Unvested, June 30, 2023	2,992,124	$6.76
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$148	$163	$294	$273
Research and development	733	748	1,233	1,188
Selling, general and administrative	1,774	1,692	3,253	2,630
Total stock-based compensation	$2,655	$2,603	$4,780	$4,091
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and restricted stock units	$2,606	$2,491	$4,677	$3,843
ESPP	49	112	103	248
Total stock-based compensation	$2,655	$2,603	$4,780	$4,091
As of June 30, 2023, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $19.0 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.5 years.
As of June 30, 2023, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2023 and 2022 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(9,124)	$(12,690)	$(19,499)	$(24,151)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	25,472,526	24,503,552	25,285,933	24,406,100
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.52)	$(0.77)	$(0.99)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2023	2022
Options to purchase common stock	3,457,501	3,547,590
Unvested early exercised common stock options	53,599	125,726
Shares committed under ESPP	110,968	141,864
Unvested restricted stock units	2,992,124	1,863,026
Total Shares	6,614,192	5,678,206

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of June 30, 2023, over 5,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States. We are currently enrolling patients in clinical studies to broaden our indication including into generalized epilepsy. We may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts are focused on the comprehensive epilepsy centers, or CECs, including Level 4 CECs, that facilitate appropriate care for drug-resistant epilepsy patients. This may include implantation of epilepsy neuromodulation devices such as our RNS System or the ongoing treatment of patients with neuromodulation devices. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are admitted into CECs in the United States for diagnosis and treatment each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs and the number of epileptologists increase, as more patients are referred to these CECs, and as more care for RNS-implanted patients can happen outside of the CECs. In addition, the sale of replacement neuromodulation devices when the battery in our RNS neurostimulator approaches end of service provides a recurring revenue stream that is additive to our current $1.1 billion annual market opportunity for initial implants.
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
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of June 30, 2023, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of June 30, 2023, we had an accumulated deficit of $490.4 million, cash, cash equivalents and short-term investments of $63.6 million, and $54.9 million of outstanding term loans, net of debt discount and issuance costs.
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
Recent Developments
COVID-19 Update
Our business, financial condition and results of operations have been and may continue to be significantly impacted by COVID-19. Beginning in 2020, our revenue was negatively impacted and experienced volatility as hospitals delayed or canceled elective procedures in response to the pandemic, including procedures to implant our RNS System. In addition, hospitals delayed or canceled admissions for epilepsy diagnostic evaluations, which reduced and may continue to reduce our patient pipeline. By the second half of 2022, the impact of the COVID-19 pandemic on our revenue had diminished. In May 2023, the World Health Organization declared COVID-19 to no longer be a public health emergency. However, the future impact of COVID-19 on our business, financial condition and results of operations is dependent on future developments, including the potential emergence of new COVID-19 variants and spikes in COVID-19 cases, which remain highly uncertain and cannot be predicted. For further information, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We expect that our revenue from replacement procedures will decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin. Beginning in the fourth quarter of 2022, we also began to derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products would cause variability in our gross margin.
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to hospital facilities, primarily Level 4 CECs, that implant our RNS System. We typically deliver our RNS System to a hospital on the date of the scheduled procedure. There is no commitment to purchase our RNS System until the delivery of the product, as the procedure may be canceled at any time.
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
We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing and product mix. Our gross margin may increase over the long term to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin will fluctuate from period to period, however, based upon the factors described above.
Operating Expenses
Our operating expenses consist of research and development costs and selling, general and administrative costs.
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and clinical studies. Research and development expenses include personnel-related costs for our research and development employees, including stock-based compensation, and expenses related to consulting services, clinical trials, regulatory activities, prototyping, testing, materials and supplies, and allocated overhead including facilities and information technology expenses. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses will increase in absolute dollars as we continue to develop new product offerings and product enhancements and conduct studies for expanded indications for use.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$16,510	$10,200	$6,310	62%
Cost of goods sold	4,538	2,734	1,804	66%
Gross profit	11,972	7,466	4,506	60%
Operating expenses
Research and development	5,343	5,669	(326)	(6)%
Selling, general and administrative	14,483	12,771	1,712	13%
Total operating expenses	19,826	18,440	1,386	8%
Loss from operations	(7,854)	(10,974)	3,120	(28)%
Interest income	733	221	512	232%
Interest expense	(2,125)	(1,852)	(273)	15%
Other income (expense), net	122	(85)	207	(244)%
Net loss	$(9,124)	$(12,690)	$3,566	(28)%
Revenue
Revenue increased by $6.3 million, or 62%, to $16.5 million during the three months ended June 30, 2023, compared to $10.2 million during the three months ended June 30, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Revenue from sales of our RNS System for replacement procedures represented approximately 5% of our total revenue for the three months ended June 30, 2023, as compared to approximately 21% for the three months ended June 30, 2022. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.8 million, or 66%, to $4.5 million during the three months ended June 30, 2023, compared to $2.7 million during the three months ended June 30, 2022. The increase was primarily due to costs associated with distribution of DIXI Medical products, as well as costs of additional RNS Systems sold for initial implant procedures. Our gross margin decreased from 73.2% for the three months ended June 30, 2022, to 72.5% for the three months ended June 30, 2023, primarily due to the lower gross margin for distribution of DIXI Medical products as compared to the gross margin for sales of our RNS System.

Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 6%, to $5.3 million during the three months ended June 30, 2023, compared to $5.7 million during the three months ended June 30, 2022, primarily due to a decrease in outside services for product development and clinical studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.7 million, or 13%, to $14.5 million during the three months ended June 30, 2023, compared to $12.8 million during the three months ended June 30, 2022. This increase was primarily due to an increase of $2.0 million in personnel-related expenses driven by an increase in sales-based variable compensation as a result of the increase in revenue during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and severance expenses due to personnel changes, and an increase of $0.6 million in sales, field support and marketing costs including expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products. The increases were offset in part by a decrease of $1.0 million in general and administrative costs, primarily outside services and insurance.
Interest Expense and Income
Interest expense increased to $2.1 million for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through June 2023. Interest income increased by $0.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher interest yields in the three months ended June 30, 2023, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by $0.2 million to $0.1 million during the three months ended June 30, 2023, compared to ($0.1) million during the three months ended June 30, 2022, primarily due to unrealized gain, net on short-term investments in the three months ended June 30, 2023.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$30,982	$21,574	$9,408	44%
Cost of goods sold	8,638	5,849	2,789	48%
Gross profit	22,344	15,725	6,619	42%
Operating expenses
Research and development	10,606	11,246	(640)	(6)%
Selling, general and administrative	27,911	25,215	2,696	11%
Total operating expenses	38,517	36,461	2,056	6%
Loss from operations	(16,173)	(20,736)	4,563	(22)%
Interest income	1,459	355	1,104	311%
Interest expense	(4,090)	(3,682)	(408)	11%
Other income (expense), net	(695)	(88)	(607)	690%
Net loss	$(19,499)	$(24,151)	$4,652	(19)%

Revenue
Revenue increased by $9.4 million, or 44%, to $31.0 million during the six months ended June 30, 2023, compared to $21.6 million during the six months ended June 30, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Revenue from sales of our RNS System for replacement procedures represented less than 10% of our total revenue for the six months ended June 30, 2023, as compared to approximately 22% for the six months ended June 30, 2022. All of our revenue was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.8 million, or 48%, to $8.6 million during the six months ended June 30, 2023, compared to $5.9 million during the six months ended June 30, 2022. The increase was primarily due to costs associated with distribution of DIXI Medical products, as well as costs of additional RNS Systems sold for initial implant procedures. Our gross margin decreased from 72.9% for the six months ended June 30, 2022, to 72.1% for the six months ended June 30, 2023 primarily due to the lower gross margin for distribution of DIXI Medical products as compared to the gross margin for sales of our RNS System.
Research and Development Expenses
Research and development expenses decreased by $0.6 million, or 6%, to $10.6 million during the six months ended June 30, 2023, compared to $11.2 million during the six months ended June 30, 2022, primarily due to a decrease in outside services for product development and clinical studies and personnel-related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.7 million, or 11%, to $27.9 million during the six months ended June 30, 2023, compared to $25.2 million during the six months ended June 30, 2022. This increase was primarily due to an increase of $3.2 million in personnel-related expenses driven by an increase in sales-based variable compensation as a result of the increase in revenue during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, severance expenses due to personnel changes, and stock-based compensation, and an increase of $1.1 million in sales, field support and marketing costs including expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products. The increases were offset in part by a decrease of $1.8 million in general and administrative costs, primarily outside services and insurance.
Interest Expense and Income
Interest expense increased to $4.1 million for the six months ended June 30, 2023, compared to $3.7 million for the six months ended June 30, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through June 2023. Interest income increased by $1.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher interest yields in the six months ended June 30, 2023, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net decreased by $0.6 million to $(0.7) million during the six months ended June 30, 2023, compared to ($0.1) million during the six months ended June 30, 2022, primarily due to unrealized loss, net on short-term investments in the six months ended June 30, 2023.

Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our RNS System. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $63.6 million, compared to $77.4 million at December 31, 2022, and $54.9 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $52.9 million at December 31, 2022. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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
The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, we had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, we had the option to pay interest as follows: 7.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, we have the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through June 2023, we elected the PIK option, increasing the principal of the Term Loan by $3.2 million.
The Term Loan was interest-only through September 30, 2023, which could be extended through September 30, 2025 at our option if we completed our IPO on or prior to September 30, 2023. In connection with closing the IPO, we extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to support our continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $21.6 million as of June 30, 2023. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2023, we had cash, cash equivalents and short-term investments of $63.6 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three and six months ended June 30, 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•the impact of COVID-19 on our business;
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
If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. In addition, COVID-19 has negatively impacted our business by decreasing and delaying procedures performed to implant our RNS System, and COVID-19 may continue to negatively impact our business, which may negatively impact our future liquidity.
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(14,058)	$(22,051)
Investing activities	15,368	7,930
Financing activities	(60)	636
Net increase (decrease) in cash and cash equivalents	$1,250	$(13,485)

Cash Flows Used in Operating Activities
Net cash used in operating activities was $14.1 million for the six months ended June 30, 2023. Cash used in operating activities was primarily a result of the net loss of $19.5 million, adjusted for non-cash charges of $8.3 million and change in operating assets and liabilities of $2.9 million. The non-cash charges primarily consisted of $4.8 million of stock-based compensation, $1.3 million of interest incurred but paid-in-kind, $0.7 million of amortization of right-of-use assets, $0.5 million of non-cash interest expense related to our term loan and $0.7 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $3.4 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $0.4 million largely due to an increase in raw materials partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $0.7 million, and a decrease in accounts payable of $0.2 million primarily due to the timing of payments to our vendors, offset in part by a decrease in prepaid expenses and other assets of $1.1 million, and an increase in accrued liabilities of $0.8 million.
Net cash used in operating activities was $22.1 million for the six months ended June 30, 2022. Cash used in operating activities was primarily a result of the net loss of $24.2 million, adjusted for non-cash charges of $7.0 million and change in operating assets and liabilities of $4.9 million. The non-cash charges primarily consisted of $4.1 million of stock-based compensation, $1.3 million of amortization of right-of-use assets, and $0.6 million of interest incurred but paid-in-kind and $0.4 million of non-cash interest expense related to our term loan. The change in operating assets and liabilities was due to an increase in accounts receivable of $1.4 million primarily due to slower payments by our customers, an increase in inventories of $0.8 million largely due to an increase in finished goods, an increase in prepaid expenses and other assets of $0.8 million primarily due to the timing of payments to our vendors, a decrease in accrued liabilities of $0.5 million, and a decrease in operating lease liabilities of $1.6 million.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $15.4 million for the six months ended June 30, 2023, which primarily consisted of sales of short-term investments of $15.5 million, which amounts were partially offset by purchases of property and equipment of $0.1 million.
Net cash provided by investing activities was $7.9 million for the six months ended June 30, 2022, which primarily consisted of sales of marketable debt securities of $8.4 million, which amounts were partially offset by purchases of property and equipment of $0.5 million.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.1 million for the six months ended June 30, 2023, which primarily related to taxes withheld and paid related to net share settlement of equity awards of $0.2 million and payment of deferred offering costs of $0.1 million, which amounts were partially offset by receipt of proceeds from the issuance of common stock under employee plans of $0.2 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K

filed with the SEC on March 2, 2023. There were no material changes to these accounting policies during the six months ended June 30, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $63.6 million, compared to $77.4 million at December 31, 2022, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our estimates of market opportunity and forecasts of market and revenue growth, including growth in the number of CECs, opportunities outside of CECs, epileptologists and neurosurgeons, as well as our revenue and cost projections related to the distribution agreement with DIXI Medical USA Corp., may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;
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
•Our sales, business, financial conditions and results of operations have been and continue to be impacted by COVID-19;

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
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs, and driving utilization by clinicians within CECs. Currently, our RNS System can only be marketed for use in adults with drug-

resistant focal epilepsy in the United States. Additionally, our RNS System is primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. Therefore, we are dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, including earlier in the diagnostic process through our partnership with DIXI Medical, expand the population of patients we can treat with our RNS System, as well as the number of physicians that can prescribe and the number of centers at which neurosurgeons can implant our RNS System, including outside of CECs, but there can be no assurance that we will succeed.
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
•the degree to which clinicians, patients and hospital facilities, including at CECs and outside of CECs, adopt our RNS System;
•the continued effects of COVID-19;
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
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System, our ability to develop and maintain relationships with programming centers, our ability to expand referral pathways to CECs and beyond, and our ability to expand beyond CECs;
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
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at CECs and other facilities. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options at CECs and other facilities. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently living with epilepsy but who are not being treated will seek treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities, at CECs and outside of CECs, of the relative benefits of our RNS System.
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
Our commercial success will depend on a continued flow of patient referrals to CECs from treating primary care physicians, neurologists, and other healthcare providers and from caregiver support and encouragement around physician referrals and self-referrals to CECs. If we are unable to successfully expand our referral pathways to achieve an increased patient referral pipeline into CECs or develop opportunities outside of CECs, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on continued referrals of appropriate patients from treating primary care physicians, neurologists, and other healthcare providers to epileptologists, neurosurgeons, and other clinicians, primarily at Level 4 CECs. We estimate that of the approximately 575,000 adults with drug-resistant focal epilepsy in the United States, approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs annually. We cannot predict how quickly, if at all, we can build that pipeline through our sales and marketing efforts and whether primary care physicians, neurologists, and other healthcare providers, as well as caregivers will support use of our RNS System outside of CECs or patient referrals to epileptologists and neurosurgeons at CECs over other therapy options.
Primary care physicians, neurologists, and other healthcare providers may continue to prefer traditional treatments, such as additional attempts to treat with new therapeutic drugs that become available from time to time, including for fear of losing management of the patient’s care. If we are unable to educate clinicians to follow national guidelines, which recommend that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a CEC, or if we are unable to convince them as to the merits of our RNS System inside or outside of a CEC, we may be unable to successfully build our patient pipeline. This could harm our business, financial condition and results of operations.
Various factors outside our direct control, including the continued existence of COVID-19, may negatively impact our manufacturing of our RNS System, which could harm our business, financial condition, and results of operations.
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
The manufacturing, sterilization and distribution of our products are technically challenging. Changes that our suppliers may make, or additional requirements from regulatory agencies, outside of our direct control can have an impact on our processes, on quality and on the successful or timely delivery of our products to our customers. Mistakes and mishandling may occur, which can affect supply and delivery. As a result, our dependence on third-party, including single source, suppliers, subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, financial condition, and results of operations, including:
•interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations, including due to COVID-19;
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
We are actively expanding our presence in the United States through additional sales and education efforts to drive awareness of our RNS System amongst patients, clinicians and hospital facilities, to drive adoption of our RNS System at CECs and other facilities outside of CECs and increase utilization of our RNS System within new and existing accounts. We also plan to explore regulatory and reimbursement approval pathways to expand our presence in international territories.
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
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, including at CECs and outside of CECs. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new CECs, expand outside of CECs, offer new products, including those distributed through our partnership with DIXI Medical, and increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
•increase the adoption of our RNS System outside of CECs;
•drive awareness to increase the number of drug-resistant epilepsy patients referred to CECs and treated outside of CECs;
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
The rate of adoption and sales of our products are also influenced by clinician perceptions. Negative perceptions of our products by clinicians, including due to negative clinical data, could result in decreased adoption or use of our products, which would harm our business, financial condition, and results of operations. Additionally, if key opinion leaders who support our products cease to recommend our products, our business, financial condition and results of operations will be harmed. Further, if we cannot maintain strong working relationships with clinicians and continue to receive their advice and input, the marketing of our products could suffer, which could harm our business, financial condition and results of operations. The existence of COVID-19 and related restrictions on access to clinicians as well as hospital staffing shortages have impacted, and will likely continue to impact, our ability to maintain such relationships. Finally, although we have demonstrated the safety, effectiveness and clinical advantages of our products in pivotal clinical studies, neuromodulation is still a relatively new approach to treating drug-resistant focal epilepsy. The results of clinical studies of the products conducted to date and from commercial use do not necessarily predict future results. Any negative long-term results or adverse events from use of our products that arise in the future could harm our business, financial condition, and results of operations.
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
Our sales, business, financial condition and results of operations have been and continue to be impacted by COVID-19.
The continued existence of COVID-19, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain the virus and mitigate its public health effects have significantly impacted the global economy and negatively impacted our business. We have seen and may continue to be negatively impacted by decreased and delayed procedures being performed to implant our RNS System, hospital staffing shortages, delayed and decreased epilepsy diagnostic evaluations at epilepsy monitoring units, or EMUs, which create the majority of our pipeline for new RNS System implants and increased vacation demand by both patients and clinicians as a result of loosening travel restrictions. Given the uncertainty around the duration and extent of COVID-19, we expect continued, lingering, and far-reaching adverse impacts to our business, results of operations, financial condition, and liquidity, but cannot accurately predict at this time the extent of the future potential impacts.
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
We expect our RNS System will continue to be purchased by hospital facilities, including CECs, and other providers who will then seek reimbursement from third-party payors for brain-responsive neuromodulation for drug resistant focal epilepsy. While third-party payors currently cover and provide reimbursement for both implant procedures of our RNS System as well as for clinicians providing ongoing patient care, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement, or that current reimbursement levels for implant procedures as well as clinician-provided ongoing patient care will continue.
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
As of June 30, 2023, we had 169 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We do not maintain large amounts of excess inventory at any given time. To ensure adequate supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions, as well as the ongoing impact of COVID-19. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of components, materials, or services, or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which may negatively affect our business, financial condition, and results of operations.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2023 and 2022, we reported net losses of $19.5 million and $24.2 million, respectively. As a result of these losses, as of June 30, 2023, we had an accumulated deficit of approximately $490.4 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of June 30, 2023, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant and increase the annual interest rate from 12.5% to 13.5%, effective March 1, 2023. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2023 and 2022, our net cash used in operating activities was $14.1 million and $22.1 million, respectively. As of June 30, 2023, we had $63.6 million of cash, cash equivalents and short-term investments and $11.5 million in current liabilities.
Our cash is invested in major financial institutions in the United States and cash equivalents are invested in money market funds. Deposits in these financial institutions may exceed federally insured limits, and we may be exposed to credit risk on deposits in the event of default of the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation.
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
Other risks facing our company
The estimates of market opportunity and forecasts of market and revenue growth included in this Quarterly Report on Form 10-Q, including growth in the number of CECs, opportunities outside of CECs, epileptologists and neurosurgeons, as well as our projections related to the DIXI Medical distribution agreement, may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty. Our estimates of the annual total addressable markets for our RNS System are based on a number of internal and third-party estimates and assumptions, including, without limitation, our assumptions relative to the number of adults with drug-resistant focal epilepsy in the United States who are treated at CECs and outside of CECs each year; the number of neuromodulation procedures annually in the United States; the growth in number of CECs, epileptologists, and neurosurgeons; the growth in number of patients referred to CECs; and the potential growth of our market opportunity with the expansion of treatment to patients outside of CECs, as well as those under age 18 and drug-resistant generalized epilepsy patients. In addition, our projections related to becoming the exclusive U.S. distributor of DIXI Medical products are based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of the ongoing impact of COVID-19, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business.
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
As of June 30, 2023, we had a total of approximately 25,816,929 shares outstanding of common stock, of which 11,139,801 shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.

As of June 30, 2023, there were approximately 7,806,904 shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of June 30, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 83.1% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Our results of operations could be adversely affected by general conditions in the U.S. economy and financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing impact of COVID-19 and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
•the impact of COVID-19;
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
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
10.1	Consulting Agreement dated June 28, 2023, by and between NeuroPace and Michael Favet	8-K	001-40377	10.1	June 28, 2023
10.2	Offer Letter dated June 27, 2023, by and between NeuroPace and Joel Becker	8-K	001-40377	10.2	June 28, 2023
10.3	NeuroPace, Inc. 2023 Inducement Plan, Form of Stock Option Grant Notice, and Form of Stock Option Agreement	8-K	001-40377	10.1	July 19, 2023
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 8, 2023.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)