Form 10-Q
period 2023-09-30
NeuroPace Inc
filed 2023-11-06
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2023, there were approximately 26,283,674 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$9,717	$6,605
Short-term investments	51,631	70,804
Accounts receivable	11,279	7,482
Inventory	9,759	9,712
Prepaid expenses and other current assets	1,588	3,111
Total current assets	83,974	97,714
Property and equipment, net	949	1,064
Operating lease right-of-use asset	13,774	14,838
Restricted cash	122	122
Deferred offering costs	466	347
Other assets	15	21
Total assets	$99,300	$114,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,207	$2,147
Accrued liabilities	10,036	7,414
Operating lease liability	1,572	1,415
Total current liabilities	12,815	10,976
Long-term debt	55,889	52,913
Operating lease liability, net of current portion	14,233	15,440
Total liabilities	82,937	79,329
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 26,244,935 and 25,045,751 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	26	25
Additional paid-in capital	513,946	506,713
Accumulated other comprehensive loss	—	(1,108)
Accumulated deficit	(497,609)	(470,853)
Total stockholders’ equity	16,363	34,777
Total liabilities and stockholders’ equity	$99,300	$114,106
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Revenue	$16,427	$11,157	$47,409	$32,731
Cost of goods sold	4,194	3,192	12,832	9,041
Gross profit	12,233	7,965	34,577	23,690
Operating expenses
Research and development	4,795	5,611	15,401	16,857
Selling, general and administrative	13,388	12,553	41,299	37,768
Total operating expenses	18,183	18,164	56,700	54,625
Loss from operations	(5,950)	(10,199)	(22,123)	(30,935)
Interest income	769	423	2,228	778
Interest expense	(2,191)	(1,906)	(6,281)	(5,588)
Other income (expense), net	115	(103)	(580)	(191)
Net loss	$(7,257)	$(11,785)	$(26,756)	$(35,936)
Unrealized loss on available-for-sale debt securities	—	117	—	(1,062)
Comprehensive loss	$(7,257)	$(11,668)	$(26,756)	$(36,998)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.48)	$(1.05)	$(1.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	26,017,329	24,728,701	25,532,415	24,514,820
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2023	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
Net loss	—	—	—	—	(10,375)	(10,375)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	17,608	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	325,747	—	—	—	—	—
Shares withheld for taxes	(35,562)	—	(146)	—	—	(146)
Repurchase of common stock	(1,340)	—	—	—	—	—
Stock-based compensation	—	—	2,125	—	—	2,125
Balances as of March 31, 2023	25,352,204	25	508,693	—	(481,228)	27,490
Net loss	—	—	—	—	(9,124)	(9,124)
Issuance of common stock pursuant to stock option exercises	164,134	1	4	—	—	5
Issuance of common stock pursuant to Employee Stock Purchase Plan	164,710	—	240	—	—	240
Issuance of common stock upon vesting of restricted stock units	145,787	—	—	—	—	—
Shares withheld for taxes	(9,906)	—	(41)	—	—	(41)
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	2,655	—	—	2,655
Balances as of June 30, 2023	25,816,929	26	511,552	—	(490,352)	21,226
Net loss	—	—	—	—	(7,257)	(7,257)
Issuance of common stock pursuant to stock option exercises	313,107	—	8	—	—	8
Issuance of common stock upon vesting of restricted stock units	119,164	—	—	—	—	—
Shares withheld for taxes	(4,265)	—	(35)	—	—	(35)
Stock-based compensation	—	—	2,421	—	—	2,421
Balances as of September 30, 2023	26,244,935	$26	$513,946	$—	$(497,609)	$16,363

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(26,756)	$(35,936)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,201	6,273
Depreciation	132	213
Amortization of debt discount and issuance costs	207	192
Non-cash interest expense	775	636
PIK interest incurred but not paid on term loan	1,994	1,279
Amortization of right-of-use asset	1,064	2,022
Loss on short-term investments	580	210
Inventory write-downs	132	204
Changes in operating assets and liabilities
Accounts receivable	(3,798)	(783)
Inventory	(179)	(964)
Prepaid expenses and other assets	1,530	(181)
Accounts payable	(815)	(208)
Accrued liabilities	2,623	121
Operating lease liabilities	(1,050)	(2,104)
Net cash (used in) operating activities	(16,360)	(29,026)
Cash flows from investing activities
Acquisition of property and equipment	(141)	(501)
Proceeds from sale of short-term investments	19,700	15,400
Net cash provided by investing activities	19,559	14,899
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	254	683
Taxes withheld and paid related to net share settlement of equity awards	(222)	(55)
Payment of deferred offering costs	(119)	—
Net cash (used in) provided by financing activities	(87)	628
Net increase (decrease) in cash and cash equivalents	3,112	(13,499)
Cash, cash equivalents and restricted cash
Beginning of the period	6,727	19,309
End of the period	$9,839	$5,810
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$9,717	$5,688
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$9,839	$5,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,305	$3,481
Supplemental disclosures of non-cash investing and financing information:
Operating lease right-of-use asset obtained in exchange for lease obligations	$—	$10,585
Net change in accrued liabilities from early exercise of options	$(1)	$(3)
Purchase of property and equipment included in accounts payable	$—	$4
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink, (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The Company has not issued or sold any securities pursuant to the Shelf or ATM offering program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $497.6 million as of September 30, 2023. For the nine months ended September 30, 2023 and 2022, the Company used $16.4 million and $29.0 million of cash, respectively, in its operating activities. As of September 30, 2023, the Company had cash, cash equivalents and short-term investments of $61.3 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $45.0 million in the year ended December 31, 2023, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of September 30, 2023, the Company was in compliance with all covenants of the Term Loan.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The global spread of COVID-19, including the different COVID-19 variants and measures introduced by local, state and federal governments to contain COVID-19 and mitigate its public health effects, have significantly impacted the global economy and negatively impacted the Company’s business. Beginning in March 2020, the Company’s net sales were negatively impacted by the COVID-19 pandemic as hospitals delayed or canceled elective procedures. The decrease in hospital admission rates and elective surgeries reduced both the number of patients being evaluated for treatment with and demand for elective procedures using the Company's RNS System. By the second half of 2022, the impact of the pandemic on the Company’s revenue had diminished. However, the future impact of COVID-19 on the Company’s business, financial condition and results of operations is dependent on future developments, including the potential emergence of new COVID-19 variants and spikes in COVID-19 cases, which remain highly uncertain and cannot be predicted.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2022 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC, for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 2, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2023 and condensed results of operations for the three and nine months ended September 30, 2023 and 2022 and condensed cash flows for the nine months ended September 30, 2023 and 2022 have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and nine months ended September 30, 2023 and 2022, there were no customers that represented 10% or more of revenue. As of September 30, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable.
The Company is subject to certain risks, including that its devices may not be approved or cleared or continue to be approved or cleared for marketing by governmental authorities or be successfully marketed for expanded indications. There can be no assurance that the Company’s products will achieve widespread adoption in the marketplace, nor can there be any assurance that existing devices or any future devices can be developed or manufactured at an acceptable cost and speed and with appropriate performance characteristics. The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence on healthcare providers to prescribe initial implants and replacements, dependence upon third-party payors to provide adequate coverage and reimbursement, dependence on key personnel, single-source suppliers and vendors in connection with the manufacture of its products, concentration of comprehensive epilepsy centers, or CECs, and epileptologists, obtaining, maintaining, protecting, enforcing, and defending intellectual property rights and proprietary technology, product liability claims, legal proceedings, and compliance with government regulations.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of September 30, 2023 and December 31, 2022. To date, the Company has not experienced any credit-related losses.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through September 30, 2023, $1.7 million of qualifying expenses have been incurred and funded by the NIH related to the first, second and third year funding. As of September 30, 2023, the Company recorded prepaid expenses and other current assets of $0.1 million related to the third year funding.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of September 30, 2023 (in thousands):

	Fair Value as of September 30, 2023	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$8,303	$8,303	$—	$—
Fixed income mutual fund, included in short-term investments	51,631	51,631	—	—
Total	$59,934	$59,934	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023 and December 31, 2022.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from its short-term investment is recorded in interest income. As of December 31, 2022, the Company’s short-term investment had a fair value of $70.8 million, a cost basis of $71.9 million, and an unrealized loss of $1.1 million, which was recorded in accumulated other comprehensive loss. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.7 million in unrealized gains, respectively, from its short-term investment. As of September 30, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.4 million, which included an adjustment of $1.1 million

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
unrealized loss recorded in other income (expense), net in the nine months ended September 30, 2023. The adjustment was not material to any previously issued financial statements.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$3,179	$2,818
Work-in-process	1,092	1,523
Finished goods	5,488	5,371
Total	$9,759	$9,712
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2023	2022
Machinery, equipment, furniture and fixtures	$4,452	$4,434
Computer equipment and software	2,952	2,952
Leasehold improvements	2,402	2,402
	9,806	9,788
Less: Accumulated depreciation	(8,857)	(8,724)
Property and equipment, net	$949	$1,064
Depreciation expense for the three months ended September 30, 2023 and 2022 was less than $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $0.1 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Payroll and related expenses	$8,621	$5,748
Inventory-raw materials	599	764
Professional fees	6	227
Other	810	675
Total accrued liabilities	$10,036	$7,414

5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. In August 2022, the Company amended the lease to extend it through June 2030. The second amendment contained a rent-free period from September 2022 through December

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
2022. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2030 and expiring on June 30, 2035. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease.
The maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

September 30, 2023
2023 (remaining three months)	$693
2024	2,857
2025	2,942
2026	3,031
2027	3,122
Thereafter	8,232
Total undiscounted lease payments	20,877
Less: imputed interest	5,072
Total operating lease liability	15,805
Less: current portion	1,572
Operating lease liability, net of current portion	$14,233
Operating lease cost was $0.7 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively. Operating lease cost was $2.1 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the remaining term for the operating lease in Mountain View, California was 6.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the nine months ended September 30, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $2.1 million and $2.1 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s product line. To maintain the exclusive distributor rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and increase the purchase minimum by 10% for each of the two subsequent years. The Company met the purchase commitment for the first twelve months.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023 and December 31, 2022.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of September 30, 2023 and December 31, 2022.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of September 30, 2023 and December 31, 2022.
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
The Term Loan bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted as a debt modification and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company has the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through September 2023, the Company elected the PIK option, increasing the principal of the Term Loan by $3.9 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior to September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of September 30, 2023, the Term Loan had an annual effective interest rate of 16.8% per year.
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
During the three months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.2 million and $0.2 million, respectively.
Interest expense on the Term Loan was $2.2 million and $1.9 million during the three months ended September 30, 2023 and 2022, respectively. Interest expense on the Term Loan was $6.3 million and $5.6 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2023 (remaining three months)	$1,860
2024	7,402
2025	64,842
Total	74,104
Less: Unamortized debt discount and issuance cost	(697)
Less: Unaccreted backend fee	(2,735)
Less: Interest	(14,783)
Term Loan	$55,889
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2023 and December 31, 2022, no dividends had been declared.
As of September 30, 2023 and December 31, 2022, the Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2023	2022
Shares available for future grant under the 2021 Plan	1,743,217	1,443,946
Outstanding options under the 2021 Plan	2,603,893	3,446,583
Outstanding options under the 2023 Inducement Plan	380,424	—
Outstanding restricted stock units under the 2021 Plan	2,516,101	1,756,209
Common stock available for ESPP	515,687	429,940
Total	7,759,322	7,076,678
8.    Stock-Based Incentive Compensation Plans

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2023	1,443,946
Authorized	1,252,287
Granted/Awarded	(2,308,591)
Cancelled	1,305,842
Withheld for taxes	49,733
Shares available for grant as of September 30, 2023	1,743,217
In July 2023, the Company’s Compensation Committee of the Board of Directors approved the NeuroPace, Inc. 2023 Inducement Plan, or the Inducement Plan. The terms of the Inducement Plan are similar to the terms of the 2021 Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has initially reserved 380,424 shares of its common stock for issuance pursuant to awards granted under the Inducement Plan, and granted an option to purchase 380,424 shares of its common stock to its Chief Executive Officer, or CEO, as a material inducement for the CEO to join the Company.
A summary of stock option activity for the nine months ended September 30, 2023 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2023	3,446,583	$3.61	8.06
Granted	695,225	$3.85
Exercised	(494,849)	$0.03
Cancelled	(662,642)	$5.00
Balances at September 30, 2023	2,984,317	$3.95	6.70
Vested and exercisable at September 30, 2023	1,874,089	$3.38	5.45
Vested and expected to vest at September 30, 2023	2,984,317	$3.95	6.70
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2023 and December 31, 2022, there were 41,907 and 78,389 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
Employee Stock Purchase Plan

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
As of September 30, 2023, 515,687 shares under the ESPP remain available for purchase. The Company issued 164,710 and 147,217 shares under the ESPP during the nine months ended September 30, 2023 and 2022, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning June 7, 2023 through December 6, 2023.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	1,756,209	$10.15
Granted	1,993,790	$4.62
Vested	(590,698)	$9.89
Cancelled	(643,200)	$7.17
Unvested, September 30, 2023	2,516,101	$6.59
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$155	$129	$449	$402
Research and development	751	563	1,984	1,751
Selling, general and administrative	1,515	1,490	4,768	4,120
Total stock-based compensation	$2,421	$2,182	$7,201	$6,273
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and restricted stock units	$2,333	$2,054	$7,010	$5,897
ESPP	88	128	191	376
Total stock-based compensation	$2,421	$2,182	$7,201	$6,273
As of September 30, 2023, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $17.8 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.4 years.
As of September 30, 2023, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2023 and 2022 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(7,257)	$(11,785)	$(26,756)	$(35,936)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	26,017,329	24,728,701	25,532,415	24,514,820
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.48)	$(1.05)	$(1.47)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2023	2022
Options to purchase common stock	2,984,317	3,506,756
Unvested early exercised common stock options	41,907	111,527
Shares committed under ESPP	122,451	127,451
Unvested restricted stock units	2,516,101	1,822,209
Total Shares	5,664,776	5,567,943

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of September 30, 2023, over 5,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States. We are currently enrolling patients in clinical studies to broaden our indication including into generalized epilepsy. We may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of September 30, 2023, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. To date, we have financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our products. As of September 30, 2023, we had an accumulated deficit of $497.6 million, cash, cash equivalents and short-term investments of $61.3 million, and $55.9 million of outstanding term loans, net of debt discount and issuance costs.
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
In consideration for DIXI Medical’s ongoing commercial support, we paid DIXI Medical $2.0 million and $1.25 million in the fourth quarters of 2022 and 2023, respectively, and will pay an additional $1.25 million in the fourth quarter of 2024, for a total of $4.5 million.
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
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to hospital facilities, primarily Level 4 CECs, that implant our RNS System. We typically deliver our RNS System to a hospital on the date of the scheduled procedure, in which case there is no commitment to purchase our RNS System until the delivery of the product, as the procedure may be canceled at any time.
Our revenue fluctuates primarily based on the volume of procedures performed and the procedure mix between initial and replacement implants. Our revenue also has fluctuated and in the future will continue to fluctuate from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of our RNS System in new accounts and the number of physicians who are aware of and prescribe our RNS System.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$16,427	$11,157	$5,270	47%
Cost of goods sold	4,194	3,192	1,002	31%
Gross profit	12,233	7,965	4,268	54%
Operating expenses
Research and development	4,795	5,611	(816)	(15)%
Selling, general and administrative	13,388	12,553	835	7%
Total operating expenses	18,183	18,164	19	—%
Loss from operations	(5,950)	(10,199)	4,249	(42)%
Interest income	769	423	346	82%
Interest expense	(2,191)	(1,906)	(285)	15%
Other income (expense), net	115	(103)	218	(212)%
Net loss	$(7,257)	$(11,785)	$4,528	(38)%
Revenue
Revenue increased by $5.3 million, or 47%, to $16.4 million during the three months ended September 30, 2023, compared to $11.2 million during the three months ended September 30, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Revenue from sales of our RNS System for replacement procedures represented approximately 3% of our total revenue for the three months ended September 30, 2023, as compared to approximately 17% for the three months ended September 30, 2022. Substantially all of our revenue, with the exception of less than $0.1 million, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.0 million, or 31%, to $4.2 million during the three months ended September 30, 2023, compared to $3.2 million during the three months ended September 30, 2022. The increase was primarily due to costs associated with distribution of DIXI Medical products. Our gross margin increased from 71.4% for the three months ended September 30, 2022, to 74.5% for the three months ended September 30, 2023, primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.

Research and Development Expenses
Research and development expenses decreased by $0.8 million, or 15%, to $4.8 million during the three months ended September 30, 2023, compared to $5.6 million during the three months ended September 30, 2022. This decrease was primarily due to a decrease of $0.6 million in product development and clinical studies expenses, including outside services, and an increase of $0.4 million in funds received under the NIH funding agreement which are recognized as a reduction in research and development expenses. The decreases were offset in part by an increase of $0.2 million in personnel-related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.8 million, or 7%, to $13.4 million during the three months ended September 30, 2023, compared to $12.6 million during the three months ended September 30, 2022. This increase was primarily due to an increase of $1.1 million in personnel-related expenses driven by an increase in sales-based variable compensation as a result of the increase in revenue during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, and an increase of $0.3 million in sales, field support and marketing costs including expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products. The increases were offset in part by a decrease of $0.6 million in general and administrative costs, primarily outside services and insurance.
Interest Expense and Income
Interest expense increased to $2.2 million for the three months ended September 30, 2023, compared to $1.9 million for the three months ended September 30, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through September 2023. Interest income increased by $0.3 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to higher interest yields in the three months ended September 30, 2023, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by $0.2 million to $0.1 million during the three months ended September 30, 2023, compared to ($0.1) million during the three months ended September 30, 2022, primarily due to unrealized gain, net on short-term investments in the three months ended September 30, 2023.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue	$47,409	$32,731	$14,678	45%
Cost of goods sold	12,832	9,041	3,791	42%
Gross profit	34,577	23,690	10,887	46%
Operating expenses
Research and development	15,401	16,857	(1,456)	(9)%
Selling, general and administrative	41,299	37,768	3,531	9%
Total operating expenses	56,700	54,625	2,075	4%
Loss from operations	(22,123)	(30,935)	8,812	(28)%
Interest income	2,228	778	1,450	186%
Interest expense	(6,281)	(5,588)	(693)	12%
Other income (expense), net	(580)	(191)	(389)	204%
Net loss	$(26,756)	$(35,936)	$9,180	(26)%
Revenue
Revenue increased by $14.7 million, or 45%, to $47.4 million during the nine months ended September 30, 2023, compared to $32.7 million during the nine months ended September 30, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Revenue from sales of our RNS System for replacement procedures represented approximately 5% of our total revenue for the nine months ended September 30, 2023, as compared to approximately 21% for the nine months ended September 30, 2022. Substantially all of our revenue, with the exception of less than $0.1 million, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $3.8 million, or 42%, to $12.8 million during the nine months ended September 30, 2023, compared to $9.0 million during the nine months ended September 30, 2022. The increase was primarily due to costs associated with distribution of DIXI Medical products. Our gross margin increased from 72.4% for the nine months ended September 30, 2022, to 72.9% for the nine months ended September 30, 2023 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses decreased by $1.5 million, or 9%, to $15.4 million during the nine months ended September 30, 2023, compared to $16.9 million during the nine months ended September 30, 2022, primarily due to a decrease of $0.6 million in outside services for product development and clinical studies, a decrease of $0.2 million in regulatory affairs and quality assurance expenses and an increase of $0.6 million in funds received under the NIH funding agreement which are recognized as a reduction in research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.5 million, or 9%, to $41.3 million during the nine months ended September 30, 2023, compared to $37.8 million during the nine months ended September 30, 2022. This increase was primarily due to an increase of $4.2 million in personnel-related expenses driven by an increase in sales-based variable compensation as a result of the increase in revenue during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, severance expenses due to personnel changes, and stock-based compensation, and an increase of $1.4 million in sales, field support and marketing costs including expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products.

The increases were offset in part by a decrease of $2.4 million in general and administrative costs, primarily outside services and insurance.
Interest Expense and Income
Interest expense increased to $6.3 million for the nine months ended September 30, 2023, compared to $5.6 million for the nine months ended September 30, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through September 2023. Interest income increased by $1.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher interest yields in the nine months ended September 30, 2023, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net decreased by $0.4 million to ($0.6) million during the nine months ended September 30, 2023, compared to ($0.2) million during the nine months ended September 30, 2022, primarily due to unrealized loss, net on short-term investments in the nine months ended September 30, 2023.
Liquidity and Capital Resources
Prior to our IPO, we financed our operations primarily through the sale of equity securities, debt financing arrangements and sales of our RNS System. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $61.3 million, compared to $77.4 million at December 31, 2022, and $55.9 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $52.9 million at December 31, 2022. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
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
The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, we had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, we had the option to pay interest as follows: 7.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, we have the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through September 2023, we elected the PIK option, increasing the principal of the Term Loan by $3.9 million.
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
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to support our continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $20.9 million as of September 30, 2023. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2023, we had cash, cash equivalents and short-term investments of $61.3 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three and nine months ended September 30, 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by global economic conditions and the recent disruptions to, and volatility in, the financial markets in the United States and worldwide, as well as those more specifically impacting our industry. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs.
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(16,360)	$(29,026)
Investing activities	19,559	14,899
Financing activities	(87)	628
Net increase (decrease) in cash and cash equivalents	$3,112	$(13,499)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily a result of the net loss of $26.8 million, adjusted for non-cash charges of $12.1 million and change in operating assets and liabilities of $1.7 million. The non-cash charges primarily consisted of $7.2 million of stock-based compensation, $2.0 million of interest incurred but paid-in-kind, $1.1 million of amortization of right-of-use assets, $0.8 million of non-cash interest expense related to our term loan and $0.6 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $3.8 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $0.2 million largely due to an increase in raw materials partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $1.1 million, and a decrease in accounts payable of $0.8 million primarily due to the timing of payments to our vendors, offset in part by a decrease in prepaid expenses and other assets of $1.5 million, and an increase in accrued liabilities of $2.6 million primarily due to an increase in personnel-related expenses.
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
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $19.6 million for the nine months ended September 30, 2023, which primarily consisted of sales of short-term investments of $19.7 million, partially offset by purchases of property and equipment of $0.1 million.
Net cash provided by investing activities was $14.9 million for the nine months ended September 30, 2022, which primarily consisted of sales of marketable debt securities of $15.4 million, partially offset by purchases of property and equipment of $0.5 million.

Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2023, which primarily consisted of taxes withheld and paid related to net share settlement of equity awards of $0.2 million and payment of deferred offering costs of $0.1 million, partially offset by proceeds from the issuance of common stock under employee plans of $0.2 million.
Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2022, which primarily relates to proceeds from the issuance of common stock under employee plans.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. There were no material changes to these accounting policies during the nine months ended September 30, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash, cash equivalents and short-term investments of $61.3 million, compared to $77.4 million at December 31, 2022, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2023, we had 169 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2023 and 2022, we reported net losses of $26.8 million and $35.9 million, respectively. As a result of these losses, as of September 30, 2023, we had an accumulated deficit of approximately $497.6 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of September 30, 2023, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant and increase the annual interest rate from 12.5% to 13.5%, effective March 1, 2023. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2023 and 2022, our net cash used in operating activities was $16.4 million and $29.0 million, respectively. As of September 30, 2023, we had $61.3 million of cash, cash equivalents and short-term investments and $12.8 million in current liabilities.
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
As of September 30, 2023, we had a total of approximately 26.2 million shares outstanding of common stock, of which 11.1 million shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.

As of September 30, 2023, there were approximately 7.8 million shares of common stock subject to outstanding stock options and restricted stock units (RSUs) or reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of RSUs, and exercise of settlement of any options or other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of September 30, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 81.1% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
Our results of operations could be adversely affected by general conditions in the U.S. economy and financial markets and adverse geopolitical and macroeconomic developments. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including component shortages and related supply chain challenges, geopolitical developments such as the ongoing impact of COVID-19, the conflict in and surrounding Israel, and the conflict between Ukraine and Russia and related sanctions, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and our suppliers operate. A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Risks of a prolonged global economic downturn are particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
Historically, our stock price has been volatile. Since December 31, 2022, our stock traded as high as $9.73 per share and as low as $1.44 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 6, 2023.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)