Form 10-K
period 2023-12-31
NeuroPace Inc
filed 2024-03-05
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $65.9 million, based on the closing price of $4.49 for shares of the registrant’s common stock as reported for such date by the Nasdaq Global Market. Shares of the registrant’s common stock held by each executive officer, director and stockholders that the registrant has concluded are affiliates of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 29, 2024, the number of shares of the registrant’s common stock outstanding was 28,344,637.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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
•our expectations regarding the impact of public health crises and geopolitical tensions, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, on our business, our industry and the economy;

•the impact of adverse economic conditions, including as a result of unfavorable global economic and political conditions, increased interest rates and inflation;
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
In addition, “we believe” and other similar statements reflect our beliefs and opinions on the relevant subject based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on them.
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

RISK FACTORS SUMMARY
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below is a summary of the principal risks associated with an investment in our common stock.
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. If we are not successful in enhancing awareness of our RNS System, driving adoption across our current target population, expanding referral pathways to increase referrals to Level 4 comprehensive epilepsy centers, or CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
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
•Our results of operations may be harmed if we are unable to accurately forecast customer demand for our products;
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
•Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may harm our business, financial conditions, results of operations and prospects;
•We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it;
•We are party to an existing Term Loan Agreement, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default and we may need to immediately repay the amounts due under the Term Loan Agreement;
•If we identify any material weaknesses or otherwise fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations;
•To support our continued operations and the growth of our business, we may need access to our existing capital or to seek additional capital through new equity or debt financings, which sources of existing or additional capital may not be available to us on acceptable terms or at all. If we are unable to obtain, if needed, capital, adequate financing or financing on terms satisfactory to us, it could harm our business and growth prospects;
•Our history of recurring losses and anticipated expenditures as well as the significant amount of debt that we have incurred may affect our ability to operate our business and secure additional financing in the future; and
•Our actual operating results may differ significantly from any guidance provided.

PART I
Item 1. Business.
Overview
We are a medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring and analyzing the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System is programmed by clinicians to deliver the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, providing them the data they need to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment. As of December 31, 2023, over 5,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Epilepsy is a devastating chronic disorder characterized by a tendency of the brain to produce sudden abnormal bursts of electrical energy that disrupt brain functions and cause seizures. The goal for treating epilepsy is to reduce the number and intensity of seizures that a patient experiences, without causing treatment-related side effects. While antiepileptic drugs are considered first-line treatment and are effective at controlling seizures in a large portion of the epilepsy population, approximately one-third of epilepsy patients are considered drug-resistant because they do not achieve complete seizure control or cannot tolerate the side effects of these drugs. According to the International League Against Epilepsy, or ILAE, drug-resistant epilepsy, or DRE, is defined as a patient failing to achieve sustained seizure freedom after trying two antiseizure medications. These drug-resistant epilepsy patients struggle with a variety of life-impacting challenges including psychological dysfunction, social stigmatization, reduced quality of life, and increased risk of mortality.
Epilepsy is further classified into two main categories– focal epilepsy and generalized epilepsy. Approximately 60% of epilepsy patients have focal epilepsy, which is characterized by electrical discharges that originate in a specific part of the brain. The remaining 40% of patients have generalized epilepsy, which is characterized by widespread electrical discharges that involve the entire brain at once. Our paradigm-shifting RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy, which we believe represents an approximately $27 billion total addressable market. While we are presently focused on this significant market opportunity, we have investigational device exemption, or IDE, approval for clinical trials to evaluate use of the RNS System to treat drug-resistant idiopathic generalized epilepsy and patients between ages 12 and 17 and we may later seek regulatory approval in markets outside the United States. We currently do not believe we will need to modify our RNS System for potential use in generalized epilepsy or in patients under the age of 18; however, we will need to complete clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications. We also believe that our RNS System may be effective in treating other brain disorders including depression, impulse control disorders, memory disorders, and post-traumatic stress disorder. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary to address these other brain disorders and to obtain FDA approval for any new indications.
Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients, which may include implantation of epilepsy neuromodulation devices such as our RNS System or the ongoing treatment of patients with neuromodulation devices. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs, including the number of Level 4 CECs, and epileptologists increases, and as more patients are referred to these CECs.
In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This PMA-S approval allows us to expand our commercial efforts to target and be able to qualify the approximately 1,800 additional epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons, empowering them to provide the RNS System as a much-needed treatment option for their patients and expanding our current annual core market opportunity to all 575,000 adults in the United States with drug-resistant focal epilepsy, representing approximately $27 billion for initial RNS System implants.
Our RNS System has an estimated average battery life of nearly eleven years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to the annual market opportunity for initial implants.
Resective or ablative surgery that removes or destroys the brain tissue at the source of the seizure onset has historically been considered the best treatment option for drug-resistant focal epilepsy. However, resective or ablative surgery carries risk, including neurological risk, and only approximately half of resective or ablative surgery patients are seizure free two years after surgery. We estimate that only approximately 20% of drug-resistant focal epilepsy patients have a focus that is both safe to remove and likely to result in seizure control if removed, and are also willing to undergo the procedure. The ILAE guidelines state that DRE patients who may not appear to be appropriate candidates for resective or ablative epilepsy surgery should still be referred to a tertiary epilepsy center to evaluate potential other interventions.
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
We developed our RNS System to address the individualized nature of drug-resistant epilepsy and deliver a safe and effective therapy for focal onset seizures anywhere in the brain. Unlike other neuromodulation devices, our RNS System continuously monitors and analyzes the brain’s electrical activity, recognizes patient-specific abnormal patterns, and delivers treatment at the seizure source when needed, providing significant, sustained, and improving reductions in seizure frequency, including, in some cases, eliminating seizures, without stimulation-related side effects at therapeutic settings. As such, we believe our RNS System is superior in tolerability and efficacy to other neuromodulation approaches, gathering insights from individual patients’ brain activity which help clinicians in making better treatment decisions and optimizing patient care. In addition, the non-destructive, reversible nature of the implant procedure makes it an attractive option for drug-resistant focal epilepsy patients, the majority of whom are not candidates for, or are unwilling to undergo, resective or ablative surgery.
The key efficacy and safety benefits of our RNS System are demonstrated by four multi-center FDA approved prospective clinical studies that collectively include approximately 600 patients with up to nine years of follow-up, as well as multiple retrospective studies reporting real-world outcomes. Evidence generated from patients enrolled in our initial clinical studies demonstrated a 44% median reduction in seizure frequency at one year that improved to a 75% median reduction at nine years, with enduring improvements in quality of life and cognition. Importantly, the more recent real-world results from a post-approval retrospective study published in 2020 showed a median seizure frequency reduction of 67% at one year (p<0.05), which is consistent with the interim one year results of our ongoing prospective Post-Approval Study, increasing to 82% at three or more years, demonstrating the utility of our unique brain data set in driving improvements in therapy effectiveness across patient cohorts over time – the patients not only start at a higher median seizure frequency reduction rate, but that rate continues to improve. Over the 3,200 patient implant years reported in our prospective studies, our RNS System has been shown to be well tolerated without any adverse stimulation-related side effects at therapeutic settings. We believe our extensive and growing body of clinical data is being used to improve patient outcomes, which we believe will support increased adoption.
We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We have historically marketed our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently drive higher adoption and utilization within these centers, grow our account base, and expand our referral pathways to increase the number of drug-resistant patients referred to Level 4 CECs. Additionally, as a result of the approval of a PMA-S in 2023, we are now able to expand our commercial efforts to the approximately 1,800 additional epileptologists as well as the remaining functional neurosurgeons practicing outside of Level 4 CECs. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2023, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
Our near-term research, development, and clinical efforts are focused on continuing to improve therapy effectiveness, enhance the patient and provider experience, and expand the population of patients that can be treated with our RNS System. Our near-term product development pipeline includes enhanced offerings that leverage our extensive brain activity database and our advanced data analysis, machine learning and artificial intelligence capabilities. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
Competitive Strengths
We are focused on transforming the lives of people living with epilepsy by developing, manufacturing, continuously improving, and commercializing our innovative and clinically validated RNS System that we believe offers significant advances in the treatment of drug-resistant epilepsy. We believe our continued growth will be driven by the following competitive strengths:
•Novel and differentiated closed-loop, brain-responsive technology that provides targeted, personalized care. Our RNS System is the first and only commercially available brain-responsive neuromodulation system that can be programmed by clinicians to deliver personalized treatment to the seizure source, based on an individual patient’s unique brain activity. Our RNS System continuously monitors and analyzes the brain’s electrical activity and recognizes patient-specific abnormal electrical patterns that precede the onset of seizures. Our RNS System then uses that information to “close the loop” by responding in real time with imperceptible electrical pulses to prevent seizures at their source. This enables our RNS System to deliver therapy precisely when and where it is needed, providing exceptional outcomes with approximately three minutes of stimulation on average per day. As such, we believe our RNS System offers material efficacy and tolerability advantages relative to alternative neuromodulation approaches, offering clinicians insights based on their patients’ brain activity which help in making better treatment decisions and optimizing patient care. In addition, the non-destructive, reversible nature of the implant procedure makes it an attractive option for drug-resistant focal epilepsy patients, the majority of whom are not candidates for, or are unwilling to undergo, a resective or ablative brain surgery. Through its unique capabilities, we believe our revolutionary RNS System has the potential to transform the treatment paradigm for the approximately 1.2 million individuals in the United States with drug-resistant epilepsy. We plan to continue to leverage our technology to establish our RNS System as the standard of care for these patients.
•Unique data recording, monitoring, and analysis capabilities that have generated an extensive database of detailed brain activity information. Our RNS System provides insight into a patient’s dynamic brain activity from iEEG data recorded over time by our neurostimulator. It is the only commercially-available device that provides continuous information on brain electrical activity specific to epilepsy and detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. Our RNS System gathers objective and actionable information about an individual patient’s condition, seizure patterns, and treatment effectiveness which clinicians can utilize to optimize patient care. We believe our RNS System offers a significant leap forward relative to current practice for epilepsy treatment in which clinicians rely on patient-reported seizure data which are often unreliable and incomplete. As of December 31, 2023, over 5,000 epilepsy patients have received our RNS System, yielding an extensive database of over fifteen million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients. We also believe that our extensive data set is and can be useful externally to others studying epilepsy.
•Compelling body of long-term clinical data that continues to demonstrate improved outcomes over time. The efficacy and safety benefits of our RNS System are supported by over 3,200 patient-implant years of data from approximately 600 patients enrolled across four multi-center FDA approved prospective studies, in addition to multiple retrospective studies reporting real-world outcomes. Evidence generated in studies provides nine years of follow-up data resulting in the largest and longest published prospective neuromodulation data set in the field of epilepsy. These studies demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition. In our randomized, controlled Pivotal Study, patients experienced a median reduction in seizure frequency of 44% after the first year. The patients from our Feasibility Study and the Pivotal Study, all of whom received implants prior to 2010, were followed in a Long-Term Treatment Trial, or LTT, in which outcomes improved to a 75% median reduction in seizure frequency at nine years, demonstrating the ability of our closed-loop therapy to improve outcomes in the same set of patients over time. Additionally, we believe the insights obtained from our extensive brain data set are driving improvements in overall therapy effectiveness across patient cohorts over time. For example, the real-world results from a post-approval retrospective study of patients treated across eight epilepsy centers published in 2020 showed a statistically significant median seizure frequency reduction of 67% at one year (p<0.05), which is consistent with the interim one-year results of our ongoing prospective Post-Approval Study, increasing to a median reduction in seizure frequency of 82% at three or more years, the highest published seizure frequency reduction for any neuromodulation study. Our studies have also collectively demonstrated that our RNS System is well-tolerated, with a safety profile similar to that of other brain neurostimulator implant procedures, and a lower rate of dying from sudden unexpected death in epilepsy, or SUDEP, relative to other treatment-resistant epilepsy groups. Unlike other neuromodulation devices for epilepsy, some of which have demonstrated meaningfully worse outcomes in their real-world results and have been shown to negatively impact sleep, mood, memory, and vocal characteristics, our RNS System is not associated with adverse stimulation-related side effects at therapeutic settings. We believe our extensive and growing body of clinical evidence will continue to support increased adoption of our RNS System.
•Efficient commercial model supported by a specialized and focused field team. Our initial target patient population of U.S. adults with drug-resistant focal epilepsy is treated in Level 4 CECs that provide advanced diagnosis and management of epilepsy. We estimate that there are approximately 200 of these Level 4 CECs in the United States. Our commercial organization of Therapy Consultants and Field Clinical Engineers has established a significant account base across these CECs, and remains focused on driving utilization within these centers, increasing the number of implanting Level 4 CECs, and expanding our referral pathways to increase the number of drug-resistant patients referred to these centers. Given the concentrated nature of this market, we believe there is a significant opportunity for our salesforce to efficiently drive continued growth. We believe that our focused and dedicated approach to these CECs has also enabled us to develop deep-rooted relationships with the clinicians that manage our target patient population, which provides a strong established channel for future potential products and indications. As we expand into the community setting to target the additional 1,800 epileptologists and the remaining functional neurosurgeons practicing outside of Level 4 CECs, we will utilize what we have learned in the CECs and will be targeted with our efforts. We believe we can accomplish growth with incremental expansion of our sales force.
•Established, differentiated, and favorable reimbursement supporting commercial growth. We believe that both the implantation procedure for our RNS System and the ongoing patient care provided by clinicians, including monitoring and programming, are reimbursed at attractive levels under well-established physician and hospital codes. In addition, our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for in-person or remote review of iEEG data, which provides a differentiated value proposition for clinicians. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors and, as of December 31, 2023, positive written coverage policies from commercial payors address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
•Strategic approach to our intellectual property portfolio. Our product and technological advantages are supported by a combination of our patent portfolio, trade secrets, and manufacturing know-how. As of December 31, 2023, we owned 107 issued U.S. patents and 19 non-provisional pending U.S. patent applications that included system, device, and method claims covering our differentiated, responsive direct brain stimulation system as well as stimulation and treatment modalities, artificial intelligence, and data analysis methodologies.
•Experienced senior management team. Our senior management team consists of seasoned medical device professionals with deep industry and clinical domain experience. Our team has successfully led and managed dynamic growth phases in organizations, commercialized products, and developed markets in neuromodulation and other therapeutic modalities. Members of our team have worked with well-regarded medical technology companies such as St. Jude Medical, Medtronic, Hologic, Boston Scientific Corporation, and Johnson & Johnson.
Our Growth Strategies
We expect that the near-term growth of our business will be primarily driven by new patients being treated with our RNS System. We believe the following strategies will contribute to growth in initial patient implants and advance our mission to dramatically improve clinical outcomes and quality of life for patients living with epilepsy and other disabling brain disorders:
•Drive adoption of our RNS System. Our commercial efforts have primarily been focused on the Level 4 CECs where drug-resistant focal epilepsy patients are actively seeking treatment. In 2023 there were approximately 200 Level 4 CECs in the United States. Additionally, as a result of the FDA approval of a PMA-S, our sales team now has the opportunity to target all epileptologists and functional neurosurgeons practicing outside of Level 4 CECs to facilitate the continued management of patient care, either in the community or through referral into Level 4 CECs. Our focused commercial organization consists of Therapy Consultants and Field Clinical Engineers who support our customers. We believe that with incremental additional resources, our commercial organization will be able to grow utilization and adoption at Level 4 CECs and in the community. Our goal is to establish our RNS System as a standard treatment for drug-resistant focal epilepsy patients by engaging in targeted, efficient sales and education efforts to expand our footprint.
•Increase utilization and adoption of our RNS System within CECs and in the Community. As we expand our footprint, we plan to continue to drive increased utilization and adoption of our RNS System within new and existing accounts. We expect to accomplish this by (i) growing the number of epileptologists recommending our system within each customer account, (ii) increasing utilization of our system by prescribers, and (iii) expanding our referral pathways to increase the number of patients with drug-resistant epilepsy that are referred to CECs for the care that they need.
◦Growing the number of epileptologists recommending our system: We estimate that there are approximately 1,200 epileptologists affiliated with the approximately 200 Level 4 CECs in the United States and that this number will continue to grow as more clinicians are trained in the specialty. Additionally, there are approximately 1,800 more epileptologists practicing outside of Level 4 CECs in the community setting. Epileptologists are the clinicians who prescribe the course of epilepsy treatment, including our RNS System. On average there are approximately five to seven epileptologists affiliated with each Level 4 CEC in the United States and varying numbers of epileptologists in the community. We believe the remaining epileptologists in our existing accounts represent a significant potential opportunity to drive efficient growth. To facilitate adoption by these clinicians, we plan to continue our efforts to streamline our RNS System through product enhancements such as the nSight Platform, conducting training and professional education programs, facilitating peer-to-peer dialogue and forums, communicating our exceptional clinical results, and releasing product enhancements that simplify the user experience.
◦Increasing utilization of our RNS System by prescribers: While we have achieved significant commercial adoption of our RNS System to date, our target market remains highly underpenetrated and represents a significant opportunity for growth. We estimate that approximately 48% of the 1.2 million drug-resistant epilepsy patients are adults with focal epilepsy and that the clinical and technology benefits of our RNS System are such that it is an attractive therapy for many of these patients. We plan to increase penetration of our target market by increasing utilization by the epileptologists that are already prescribing our RNS System. We have seen that utilization typically increases once clinicians become familiar with the technology and experience the benefits that our RNS System and long-term iEEG data bring to improving patient care. To drive increased utilization, our Therapy Consultants and Field Clinical Engineers are focused on providing information that epileptologists can reference in developing appropriate patient selection protocols and partnering with epilepsy programs to more fully incorporate our RNS System into their practice. We also engage in collaborative clinical research with epileptologists and neurosurgeons to provide additional data relevant to patient selection, patient care, and RNS treatment approaches.
◦Driving increased referrals of appropriate drug-resistant epilepsy patients to Level 4 CECs: While we estimate that there are approximately 1.2 million patients with drug-resistant epilepsy in the United States, only approximately 50,000 new patients are treated in a Level 4 CEC annually. We believe there is a significant opportunity to increase referrals of patients who could benefit from our RNS System to Level 4 CECs where they can receive specialized care. To accomplish this, we will expand our community efforts to not only grow utilization and adoption outside of Level 4 CECs, but also to directly build referral pathways, and drive awareness by engaging epilepsy patients and caregivers through our advocacy partnerships and marketing initiatives such as digital and social media campaigns, advertising, patient education, and patient ambassador programs. In addition, we plan to increase awareness of our RNS System amongst clinicians who treat epilepsy patients early in their care, including general neurologists and epileptologists who practice outside of Level 4 CECs, through targeted education and outreach designed to not only drive care in the community, but also to drive patient referrals to Level 4 CECs.
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

•Broaden indications for our RNS System to include patients with generalized epilepsy and patients under age 18. Of the 50,000 drug-resistant epilepsy patients that present at Level 4 CECs in the United States annually, we estimate that approximately 48%, or 24,000, are adults with drug-resistant focal epilepsy who are currently candidates for our RNS System. The remaining patients include approximately 40%, or 20,000 patients with drug-resistant generalized epilepsy and approximately 12%, or 6,000 patients under the age of 18 with drug-resistant focal epilepsy. Supported by a growing body of evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat these expanded patient populations without significant modifications to our existing product and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for an IDE to treat drug-resistant focal epilepsy in adolescent patients between ages 12 and 17. In December 2023, we finished enrolling and implanting the requisite number of patients for FDA submission in our clinical trial to evaluate RNS System use in the generalized epilepsy population. We currently do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in generalized epilepsy; however, we will need to complete our clinical studies and obtain FDA approval prior to marketing the RNS Systems for these indications.
•Continue building and using our unique data asset and our monitoring and analysis capabilities. Our RNS System is the only commercially-available closed-loop system that is not only able to deliver therapy, but continuously monitors, analyzes and records brain activity. In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, or Rapport, a clinical-stage biotechnology company, to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that have enrolled in Rapport’s clinical trial of its product candidate. Pursuant to this agreement, we will provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. We may enter into similar collaborations with other companies.
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
Our Market Opportunity
Our paradigm-shifting RNS System is currently indicated for use in adults with drug-resistant focal epilepsy and we believe that it is an attractive therapeutic option for these patients. We estimate that there are approximately

575,000 adult drug-resistant focal epilepsy patients in the United States, which reflects a total addressable market opportunity of approximately $27 billion for our RNS System.
Our commercial efforts have been focused on the CECs in the United States that provide comprehensive epilepsy care. As such, we view our core annual market as the 50,000 drug-resistant epilepsy patients who present at Level 4 CECs each year, of which 48% are adult drug-resistant focal epilepsy patients. We estimate that this addressable patient pool of 24,000 patients represents an annual market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs increase, the number of epileptologists grows, and as referral pathways are expanded so more patients can be referred to Level 4 CECs.
In 2023, we received FDA approval of a PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This PMA-S approval allows us to expand our commercial efforts to target and be able to qualify the approximately 1,800 additional epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons, empowering them to provide the RNS System as a much-needed treatment option for their patients and expanding our current annual core market opportunity to all 575,000 adults in the United States with drug-resistant focal epilepsy, representing approximately $27 billion for initial RNS System implants.
Our RNS System has an estimated average battery life of nearly 11 years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to the annual market opportunity for initial implants. The average age of initial implant patients in our clinical studies was approximately 34 and we expect that many of our patients will return multiple times for replacement procedures over their lifetimes.
Supported by evidence published in peer reviewed journals, we believe that our current RNS System may also be able to effectively treat drug-resistant generalized epilepsy patients as well as patients under age 18 with drug-resistant focal epilepsy and we are pursuing clinical studies to support label expansion for these indications. We have FDA approval for an IDE study to treat drug-resistant focal epilepsy in patients under age 18 and began enrollment for that study in late 2021. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of idiopathic generalized epilepsy, or IGE. IGE is a subset of generalized epilepsy, is understood to have a strong underlying genetic basis and constitutes as many as one third of all epilepsies. We believe that this breakthrough designation will help patients living with IGE have more timely access to our RNS System. In the second half of 2021, we also received IDE approval to initiate a clinical study in generalized epilepsy and in December 2023, we completed enrolling and implanting the number of patients required for FDA submission.
Based on the additional approximately 6,000 drug-resistant focal epilepsy patients under the age of 18 and approximately 20,000 drug-resistant generalized epilepsy patients that were treated at Level 4 CECs in 2019, we estimate that these patient populations represent total market opportunities of approximately $6 billion and $22 billion, respectively. The adolescent population, for which we expect to seek indication expansion, represents a subset of the overall pediatric market opportunity.
Current Treatment Alternatives and Their Limitations
There are two primary treatment alternatives for drug-resistant focal epilepsy patients: (i) an ablative or resective surgery to remove or destroy the brain tissue associated with the seizure onset, or (ii) implantation of a neuromodulation device to stimulate seizure-causing brain circuits and prevent or abort seizures.
In order to determine the appropriate course of care, patients undergo a diagnostic process to determine whether they have focal or generalized epilepsy. If they have focal epilepsy, specific locations of seizure onset may also be determined. For patients with only one discrete seizure focus, resective or ablative surgery may be an effective option to eliminate seizure activity if the focus is clearly identified by electroencephalogram, or EEG, and magnetic resonance imaging, or MRI, and is safe to resect. However, we estimate that only approximately 20% of drug-resistant focal epilepsy patients meet these requirements and are willing to undergo a surgery.

For the approximately 80% of drug-resistant focal epilepsy patients who are not ideal candidates for resective or ablative epilepsy surgery, neuromodulation devices are an attractive treatment alternative. In fact, the ILAE guidelines state that patients with drug-resistant epilepsy who may not appear to be appropriate candidates for resective or ablative surgery should still be referred to a tertiary epilepsy center to evaluate potential other interventions. The first neuromodulation device approved for epilepsy, which is a VNS device, has been available for over 20 years and, in controlled trials, has demonstrated success in reducing seizure frequency. Interest in neuromodulation devices is rising as our RNS System and DBS have more recently been approved for the treatment of focal epilepsy, and as physicians have become more comfortable with, and experienced in, incorporating neuromodulation devices into their practice. Growing awareness of the risks and limited success of resective and ablative surgery are also driving adoption. The chart below illustrates how physicians may evaluate treatment options for their patients.

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
Implantable neuromodulation devices
In addition to our RNS System, there are two neuromodulation devices that are approved by the FDA to treat focal epilepsy: Vagus Nerve Stimulation, or the VNS System, marketed by LivaNova: and Deep Brain Stimulation, or the DBS System, marketed by Medtronic. Neuromodulation devices offer a non-destructive, reversible treatment option that provides substantial seizure reduction and quality of life improvements, without the risk of neurocognitive deficits associated with resective or ablative surgeries. Unlike AEDs and resective or ablative surgery, for which success may decline over time within individual patients, neuromodulation therapies have demonstrated sustained and, in many cases, even improved success over time. The ILAE guidelines state that drug-resistant epilepsy patients who may not appear to be appropriate candidates for resective or ablative surgeries should still be referred to a tertiary epilepsy center to evaluate potential other interventions.

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

Published data from separate prospective FDA approved studies run by LivaNova and Medtronic in adults with focal epilepsy demonstrated that the VNS System and DBS System achieved median reductions in seizure frequency at one year of 35% and 44%, respectively. The MORE Registry of post-approval use of DBS for epilepsy found that the seizure reduction rates were lower than in the original pivotal trial, with 33% median seizure reduction at two years, as compared to the 56% reduction seen in the pivotal trial. Both VNS and DBS devices stimulate a fixed anatomical target that is not specific to where seizures start in the brain. They also use the same treatment paradigm for all patients and are intermittently stimulating the brain using a non-varying schedule in an attempt to prevent seizures rather than responding in real-time to the patient-specific electrical activity that precedes a seizure.
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

Additionally, although abnormal electrical activity typically occurs less than 1% of the time in epilepsy patients, VNS and DBS devices stimulate an aggregate of multiple hours per day, regardless of the state of the brain, increasing the likelihood of stimulation side effects. Published data from FDA approved trials for VNS indicate that side effects of stimulation include voice alterations, hoarseness, throat pain, cough, and difficulty swallowing while published data from FDA approved trials for DBS indicate that side effects of stimulation include 13% of patients suffering from depression and 15% suffering from memory impairment, which is consistent with the rates seen in the MORE Registry of post-approval use of DBS for epilepsy. Other studies of DBS report sleep disruption as a side effect.
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
RNS System Overview
Our RNS System includes our RNS neurostimulator, our cortical strip leads and depth leads, our Patient Remote Monitor, as well as other implantable and non-implantable accessories. As part of the initial implant procedure, the number and configuration of leads implanted as well as the implantable and non-implantable accessories used in the procedure are determined by the clinicians depending on individual patient need and clinician preference and a Patient Remote Monitor is typically included. During a typical replacement implant procedure performed when the battery in our RNS neurostimulator reaches end of service, the RNS neurostimulator is replaced, while the previously implanted RNS leads remain in place and a new Patient Remote Monitor is typically included. Clinicians continue having access to our Physician Tablet and Patient Data Management System, or PDMS, and our nSight Platform, which facilitate ongoing patient monitoring and streamline patient support.
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

The implantable components of our RNS System include a neurostimulator, which is placed within the patient’s skull, and our RNS System leads with both cortical strip electrodes (on the surface of the brain) and depth electrodes (within the brain) that can be positioned according to clinician preference, as well as implantable accessories such as our burr hole cover. The neurostimulator is flush with the patient’s skull, and under the scalp, so that it is not visible externally. Placing the neurostimulator in the skull minimizes external noise and movement artifact so that it is able to sense even the most subtle brain signals and eliminates the need for long tunneled connectors between the chest and head which reduces the risk for breakage, migration and discomfort that can be associated with some other neuromodulation devices.

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

Our Patient Remote Monitor is provided to each patient in order to collect and transmit data from the neurostimulator to our Patient Data Management System, a secure online database. It consists of a handheld wand and a specially programmed tablet or laptop computer. The patient holds the wand adjacent to the implanted device to wirelessly upload the data from the neurostimulator to the tablet or laptop, and then sends that encrypted data to our Patient Data Management System using an internet connection.

NEUROPACE
Remote Monitor
Model DTR-300
S/N P
Version 1.6
Main Menu
Test Wand Signal
Step 1: Test placement of Wand over the Neurostimulator
Interrogate
Step 2: Get data from the Neurostimulator
Transfer Data
Step 3: Transfer data to Patient Data Management System
Exit
Step 4: Shut down the computer

Additionally, we provide our Physician Tablet and access to our PDMS and nSight Platform for use with our RNS System.

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
In addition to the extensive dataset available on our Patient Data Management System, our nSight Platform is designed to provide clinicians with personalized patient reports as well as programming suggestions. Our nSight Platform, which is designed to streamline patient care, includes objective iEEG data recorded by our RNS System, patient-reported seizure diary data, prior programmed settings, and programming suggestions which are available in a simple and comprehensive report that provides the clinician actionable information about their patient’s seizure trends and treatment outcomes. This quick snapshot gives clinicians a more complete picture of their patient’s health and enables them to remotely manage certain portions of the patient’s care in a telehealth environment.
As we collect iEEG data from our RNS System, our database of iEEG records continues to grow. As of December 31, 2023, over 5,000 epilepsy patients have received our RNS System, yielding an extensive database of over fifteen million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our monitoring and data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.

RNS System – Patient and Clinician Experience
Once an adult patient has been determined to have drug-resistant focal epilepsy, we believe the patient should be considered for our RNS System. Our RNS System is initially implanted by a neurosurgeon in an inpatient procedure. Detection is turned on at the end of the implant procedure when the neurostimulator is placed. The patient typically remains in the hospital overnight, then returns home and resumes normal activities. Prior to the first in-person follow up visit, which typically occurs approximately two weeks to four weeks after the implant procedure, an epileptologist will review the iEEG data recorded by our RNS System and identify patient specific patterns that are associated with the early onset of seizures. During the follow-up visit, the epileptologist will make programming adjustments to the device’s detection parameters in order to optimize for early detection. Once the patient-specific detection parameters are established, the epileptologist will turn on the stimulation feature, activating the closed-loop treatment of our RNS System.
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
Significant and improving seizure reduction in all areas of the brain. Four multi-center FDA approved prospective clinical trials and multiple retrospective studies have demonstrated that our RNS System provides significant, sustained and improving reductions in disabling seizures. In our Pivotal Study, patients experienced a median reduction in seizure frequency of 44% after the first year. The patients from the Pivotal Study, all of whom received implants prior to 2010, were followed in a LTT in which outcomes reached a 75% median reduction in seizure frequency at nine years. 28% of these patients, who had previously experienced disabling seizures for an average of 20 years, had at least 6 months of seizure freedom and approximately 20% achieved one year or more of seizure freedom. Additionally, we believe the insights obtained from our extensive brain data set are driving improvements in overall therapy effectiveness across patient cohorts over time. The real-world results published in 2020 from a retrospective study across eight epilepsy centers with patients implanted between 2013 and 2018 showed a statistically significant median seizure frequency reduction of 67% at one year (p<0.05). This is consistent with the interim one-year results of our ongoing prospective Post-Approval Study, increasing to 82% by year three, which we believe is the highest published seizure frequency reduction for any neuromodulation study in adults with focal onset seizures. Importantly, peer-reviewed studies have also indicated that our RNS System demonstrates similar efficacy outcomes regardless of the region of the brain being treated, whether there are one or two seizure foci, and whether the patient has been treated with VNS or resective or ablative surgery.

Median % Reduction in Seizures
44%
53%
58%
62%
63%
67%
72%
73%
75%
Year 1
Year 2
Year 3
Year 4
Year 5
Year 6
Year 7
Year 8
Year 9

Lack of stimulation-related side effects. Our clinical studies have collectively demonstrated that RNS System therapy is well-tolerated. Patients do not perceive the therapeutic stimulation, which is delivered only when that abnormal activity occurs. Unlike other neuromodulation devices for epilepsy, which provide hours of stimulation each day to non-specific targets and have been shown to negatively impact sleep, mood, memory, or vocal characteristics, our RNS System stimulates the seizure targets and only when needed, resulting in a highly effective therapy with approximately three minutes of stimulation on average per day in total.
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
Clinical Data
The safety, effectiveness. and clinical benefits of our RNS System are supported by data from four multi-center, FDA approved prospective clinical studies representing nearly 600 patients and multiple retrospective studies reporting real-world outcomes. Our robust and growing body of clinical evidence, which includes nine-year follow-up with over 3,200 years of patient data, provides the largest and longest published prospective clinical data set in the field of neuromodulation devices for epilepsy. Data from these studies collectively demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition for patients with drug-resistant focal epilepsy.
Our first prospective clinical trial, the Feasibility Study, was initiated to assess the safety and performance of our RNS System and to provide preliminary evidence of effectiveness for patients living with drug-resistant focal epilepsy. Data from the two-year Feasibility Study supported IDE approval for our two-year Pivotal Study, a double blinded, randomized, sham-stimulation controlled multi-center study that was initiated in 2005 and provided Class I evidence of the safety and effectiveness of our RNS System. Data from the Pivotal Study supported FDA PMA approval of our RNS System. Patients from the Feasibility and Pivotal Studies were subsequently enrolled in our LTT study that followed these patients for an additional seven years, culminating in a total of nine years of follow-up data. We are currently conducting a prospective Post-Approval Study evaluating “real world” outcomes across more than 300 additional patients. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
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
Supported by evidence published in peer-reviewed journals, we also believe that our current RNS System may be able to effectively treat patients with drug-resistant generalized epilepsy. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of IGE. In the second half of 2021, we received IDE approval to initiate a study in IGE and in December 2023, completed enrolling and implanting the number of patients required for FDA submission.
Commercial Strategy
Our commercial strategy historically targeted epileptologists and neurosurgeons at Level 4 CECs in the United States. Within Level 4 CECs, epileptologists are the primary specialists who prescribe and manage therapy for drug-resistant focal epilepsy patients and neurosurgeons are the specialists who implant our RNS System. We estimate that there are approximately 1,200 epileptologists and 400 neurosurgeons associated with the approximately 200 Level 4 CECs in the United States. We also improve flow of appropriate patients to Level 4 CECs with sales and marketing initiatives designed to enhance awareness of our RNS System and increase referrals of drug-resistant epilepsy patients to these centers.
In 2023, we received FDA approval of a PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This PMA-S approval allows us to expand our commercial efforts to target and be able to qualify the approximately 1,800 additional epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons, empowering them to provide the RNS System as a much-needed treatment option for their patients directly and expanding their ability to refer appropriate patients to Level 4 CECs for more enhanced diagnostic and treatment options.
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
Our Therapy Consultants are responsible for developing territory business plans, targeting and onboarding new accounts, and increasing adoption of our RNS System within accounts. In addition, Therapy Consultants support epileptologists and their staff in incorporating our RNS System into their practice, and provide resources to help with patient education within the CECs and community setting, as well as working to expand our referral pathways to increase referrals into Level 4 CECs. Together with our Field Clinical Engineers, they provide information that epileptologists can use to inform the development of appropriate patient selection protocols, and partner with the epilepsy care team to help incorporate our RNS System into their workflow. Our Field Clinical Engineers are responsible for ongoing account management including training clinicians on the use of our RNS System, promoting its benefits within existing accounts, and driving increased clinician utilization.
We support our sales organization with marketing and training initiatives designed to educate clinicians about our RNS System and support clinician adoption. We have developed a robust professional education program that includes educational symposia, fellows training, programming workshops, and peer-to-peer forums. Through webinars, clinical briefs, and scientific conferences, we keep our clinician customers informed about the rapidly growing body of peer-reviewed publications and scientific research involving our RNS System.
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
Our near-term research and development efforts are focused on continuing to improve therapy effectiveness, enhancing the patient and provider experience, and expanding the population of patients that can be treated with our RNS System. Our research and development activities have resulted in significant new releases of components of the RNS System that advanced these goals. Our near-term development pipeline includes enhancements that leverage our extensive database of iEEG data and our advanced data analysis, machine learning and artificial intelligence capabilities, which provide clinicians with additional information that they can use to enhance their clinical assessment and establish appropriate program settings for each patient. We believe our unique data, as well as our data analysis, machine learning, and artificial intelligence capabilities, provide a window into the brain and may be useful to other third parties doing work in or treating patients with epilepsy. In addition to our near-term efforts, we continue to focus on developing our next-generation neurostimulator and developing new features such as streamlined, remote programming capabilities.
We also maintain and will continue to build an intellectual property portfolio covering brain responsive neuromodulation and AI assessment of brain data. In the future, we intend to leverage these assets to expand into other brain disorders that we believe could benefit from the physiologic and engineering advantages made possible by our brain-responsive neuromodulation solution.
Coverage and Reimbursement
We derive most of our revenue from sales of our RNS System to the hospital facilities, typically CECs, that implant our RNS System in the United States. These facilities, in turn, bill third-party payors, including private insurers, Medicare or Medicaid on a per procedure basis including for the implant procedure and post-implant programming and iEEG data review.
Given the relatively young average age of our patient population, many of our patients do not qualify for Medicare. As such, the third-party payor mix for patients implanted with our RNS System has historically been more heavily weighted toward private insurers. As of December 31, 2023, commercial insurance companies that address over 200 million covered lives in the United States have positive written coverage policies for responsive neuromodulation for drug-resistant focal epilepsy, which includes our RNS System. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage.
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

Hospitals code for implantation of our RNS System neurostimulator and implantation of the leads using separate ICD-10 procedure codes. When combined with an ICD-10 diagnosis code for epilepsy, the codes map into MS-DRG 023 for payment to the hospital. In federal fiscal year 2024, which runs from October 2023 through September 2024, we expect the Medicare average payment rate for MS-DRG 023 at our customer accounts to be approximately $55,300. We believe that most DBS procedures for epilepsy map into MS-DRG 024 and we expect the Medicare average payment rate at these accounts will be approximately $37,400. We believe that VNS implantation procedures take place in a single outpatient procedure and map to Ambulatory Payment Classification, or APC, 5465. We expect the Medicare average payment rate in 2024 will be approximately $31,520.
The neurosurgeons who implant our RNS System may seek reimbursement for their services using a variety of Category I CPT codes, depending on the type of leads implanted. Effective in 2024, these codes include new CPT code 61889 for implantation of the RNS neurostimulator in addition to CPT codes 61850 or 61860 for cortical leads or CPT codes 61863 and 61864 for depth leads. We believe these codes for depth leads are the same CPT codes used for reimbursement of physician services for epilepsy DBS procedures. Based on 2024 Medicare national average payment rates, we expect that physician reimbursement under appropriate combinations of these codes may be between approximately $2,800 to $3,025 per procedure for our RNS System and approximately $2,670 for epilepsy DBS procedures. We believe physician services for the VNS implantation procedure are reimbursed under CPT code 64568 which is associated with a 2024 Medicare national average payment rate of approximately $595.
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
Based on 2024 Medicare national average payment rates, reimbursement under CPT codes 95983 and 95984 is expected to range from $48 to $90, depending on length of programming time. Reimbursement under CPT code 95836 is expected to be approximately $102 for ECoG review. Accordingly, physician reimbursement for device programming and ECoG review during a typical RNS System follow-up visit could range from $150 to $192. We believe physicians submit claims for VNS device programming using code 95976 or 95977, depending on the number of device parameters changed. Based on Medicare national average payment rates, payment under these codes is expected to range from $38 to $51.
Competition
Our industry is competitive and has been evolving rapidly with the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy and we currently market our device primarily to the clinicians who treat these patients. In this patient population, there are two primary treatment options: (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to trial new therapeutic drugs that become available from time to time. However, none of the AEDs that have been approved in the last decade have been demonstrated to show additional sustained effectiveness beyond that of the established AEDs.
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
•expand our customer footprint within CECs and in the community setting, and increase utilization among these customers;
•increase the number of epileptologists recommending and the number of neurosurgeons implanting our RNS System;
•drive awareness to increase the number of drug-resistant epilepsy patients referred to CECs by expanding our referral pathways;
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
Patents
Patent Portfolio
Our patents and patent applications assert claims generally related to devices, methods and systems. As of December 31, 2023, we owned 107 issued U.S. patents and 19 non-provisional patent applications pending in the U.S. Patent and Trademark Office, or the USPTO. Our patents have claims that cover our current RNS System or related products, such as the system itself and methods of using it, as well as the brain leads, lead connector, neurostimulator tray or ferrule, and elements used in the manufacture of the same. Additionally, we have pending applications with claims directed to: detecting anomalous brain activity and the source thereof; modulating brain activity - such as with electrical stimulation - to treat disorders and diseases of the nervous system; efficient communication or data transfer between implantable and external components of a neuromodulation system; the use of data to optimize therapy outcomes, such as by using artificial intelligence and deep learning techniques; and various combinations thereof. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology.
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
Trademarks
Our trademark portfolio is designed to protect the brands of our RNS System and any future products. As of December 31, 2023, we own 26 trademark registrations, four of which are U.S. trademark registrations and the rest in various other countries or regions. We own trademark registrations for “NeuroPace,” the “NeuroPace” logo, and “RNS” in the United States and various other countries, and “WINDOW TO THE BRAIN” in the U.S.
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

The FDA conducted a PMA pre-approval inspection of our manufacturing facility in Mountain View, California prior to our PMA approval, as well as an establishment inspection in September 2014 which resulted in no 483 observations. We were accepted into the FDA Voluntary Improvement Program in 2018 and we are in our sixth year of participation in the program. The FDA Voluntary Improvement Program is part of the FDA’s Case for Quality Program. As a participant in this program, we have an on-site appraisal once a year during which an appraisal team assesses our processes to determine areas for improvement, and we have subsequent quarterly check-in assessments that are designed to discuss our progress in continuous improvement. For companies that participate in this program, the FDA forgoes conducting routine facility inspections and pre-approval inspections in order to allow participants to shift resources to innovation and improvement efforts. We believe that we are in compliance, in all material respects, with applicable FDA and QSR requirements.
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
The Federal Physician Payments Sunshine Act under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively referred to as the Affordable Care Act, which require certain applicable manufacturers of devices, drugs, biologics, kits that required FDA approval or clearance, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals, other healthcare professionals (such as physician assistants and nurse practitioners), and applicable manufacturers and group purchasing organizations, and to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties, which can be increased for “knowing failures”, for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations.

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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
We are also subject to numerous other federal, state, local, and foreign laws, rules, regulations and standards related to data privacy, security and protection, including consumer protection laws and regulations that govern the collection, dissemination, use, access to, confidentiality and security of patient health and other personal information. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or CPRA, and collectively CCPA, the Canadian Personal Information Protection and Electronic Documents Act, and Canada’s Anti-Spam Legislation.
In addition, Congress and various other states have enacted or are considering new laws and regulations regarding the privacy and security of heath and other personal information to which we may become subject. Further, all 50 states have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected individuals. In addition to data breach notification laws, some states have enacted statutes and rules requiring businesses to reasonably protect certain types of personal information they hold or to otherwise comply with certain specified data security requirements for personal information.
In addition, as noted above, we are planning for regulatory clearances in non-U.S. jurisdictions, including the EU, Canada, and Japan, and may be subject to non-U.S. data privacy and security laws, rules, regulations and standards as our operations expand. For example, the collection, use, disclosure, transfer, or other processing of personal information regarding individuals in the EU, including personal health data, is subject to the European Union General Data Protection Regulation (EU) 2016/679, or EU GDPR. The EU GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing health and other sensitive information, obtaining consent of the individuals to whom the personal information relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The EU GDPR increases obligations with respect to clinical trials conducted in the European Economic Area, or EEA, by expanding the definition of personal information to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR also imposes strict rules on the transfer of personal information to countries outside the EU, including the United States, and, as a result, increases the scrutiny that such rules should apply to transfers of personal information from clinical trial sites located in the EEA to the U.S. The EU GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the EU GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. In addition, the EU GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal information, including genetic, biometric, or health data.
For more information regarding the risks related to data privacy and security, please see “Risk Factors—Our collection, use, storage, disclosure, transfer and other processing of sensitive, and personal information subject us to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and data protection practices, which may disrupt our business operations and harm our business, financial conditions, results of operations and prospects and cause other adverse business consequences.”
Human Capital Resources
NeuroPace was founded with a mission to transform the lives of people living with brain neurologic disorders. We are focused on developing high quality products that address critical patient needs and maintaining a work environment where employees are respected and encouraged to excel. As of December 31, 2023, we had 171 employees, all of which are based in the United States. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have strong employee relations.
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
Talent Attraction, Retention and Engagement
We have a strong employee value proposition that leverages our unique patient-driven culture, collaborative working environment, shared sense of purpose, desire to do the right thing and ground-breaking work, to attract talent to our Company. By focusing on individual performance, as well as teamwork and collaboration, we believe that we foster an environment that helps employees excel as individuals and as team members. Seventy-seven employees, or 45% of our workforce, have been at NeuroPace for at least five years. To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional development. For example, we utilize both instructor-led training and online learning to deliver proprietary, targeted training courses designed to position our commercial organization at the cutting edge of neuromodulation. For our talent pipeline development, we utilize a variety of tools and work closely with individual business functions to provide training and hands-on support for managers and leaders for assessing talent, identifying development opportunities, and discussing succession planning.
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
Health and Wellness
We offer a comprehensive benefits package including: 401(k) plan, medical, dental, and vision insurance, life and long-term disability insurance, health care and child care spending accounts, Section 529 college savings plan, three weeks paid vacation for most employees at start, 12 paid holidays, and PTO for sick time and family emergencies. Other benefits include: health club and health class memberships, patent awards program, anniversary awards, casual dress – everyday, company picnics, parties and barbecues, fully stocked kitchen, and more.
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
Risks related to operational, commercial and manufacturing matters
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. Our RNS System was historically recommended as well as implanted primarily at Level 4 CECs and has recently expanded outside of Level 4 CECs and into the community setting. If we are not successful in enhancing awareness of our RNS System, driving utilization and adoption across Level 4 CECs, growing utilization and adoption in the community setting, expanding referral pathways to increase referrals to Level 4 CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs and in the community setting, as well as driving utilization by clinicians within CECs and in the community setting. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Historically our RNS System was primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. We only recently began expanding our commercial efforts to target and be able to qualify the additional 1,800 epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons as a result of the FDA approval of a PMA-S in 2023, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. Therefore, we have been dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, including earlier in the diagnostic process through our partnership with DIXI Medical, expand the population of patients we can treat with our RNS System, and increase utilization and adoption across physicians that prescribe and implant our RNS System both within Level 4 CECs and outside of Level 4 CECs, in the community setting, but there can be no assurance that we will succeed.
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
•the degree to which clinicians, patients and hospital facilities, including at CECs and outside of CECs, in the community setting, adopt our RNS System;
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
•the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our RNS System, our ability to expand referral pathways to CECs and beyond, and our ability to grow the market outside of Level 4 CECs, in the community;
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
•the continued coverage of and adequate payment for the implantation procedure and for clinicians to provide ongoing care for patients implanted with our RNS System by third-party payors, including both private and government payors; and
•our ability to continue to attract and retain key talent.
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
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at Level 4 CECs and in the community setting. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Alternatively, in the community setting, neuromodulation may not be a common practice, if it is done at all. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently living with epilepsy but who are not being treated will seek treatment. Our ability to grow sales of our RNS System and drive market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
Additionally, patients rely on their healthcare providers, including epileptologists and neurosurgeons to recommend a course of treatment. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System by additional clinicians, patients, and hospital facilities, or to expand the clinicians’ perspective as to the types of patients that can benefit from our RNS System, patients may be reluctant to use our products over alternative neuromodulation therapies. If we are unable to successfully drive patient interest in our RNS System, including through our partnership with DIXI Medical, our business, financial condition and results of operations would be harmed.
Our commercial success will depend on a continued flow of patient referrals to CECs from treating primary care physicians, neurologists, and other healthcare providers and from caregiver support and encouragement around physician referrals and self-referrals to CECs. If we are unable to successfully expand our referral pathways to achieve an increased patient referral pipeline into CECs or develop opportunities outside of Level 4 CECs, in the community setting, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on continued referrals of appropriate patients from treating primary care physicians, neurologists, and other healthcare providers to epileptologists, neurosurgeons, and other clinicians, primarily at Level 4 CECs. We cannot predict how quickly, if at all, we can grow utilization and adoption at the Level 4 CECs and in the community setting to build a pipeline through our sales and marketing efforts and whether primary care physicians, neurologists, and other healthcare providers, as well as caregivers will support use of our RNS System in the community setting or patient referrals to epileptologists and neurosurgeons at CECs over other therapy options.
Primary care physicians, neurologists, and other healthcare providers may continue to prefer traditional treatments, such as additional attempts to treat with new therapeutic drugs that become available from time to time, including for fear of losing management of the patient’s care. If we are unable to educate clinicians to follow national guidelines, which recommend that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a CEC, or that patients that are considered drug resistant because they failed to achieve sustained seizure freedom after trying two antiseizure medications be referred to a tertiary epilepsy center to evaluate potential interventions, or if we are unable to convince them as to the merits of our RNS System inside a CEC or in the community setting, we may be unable to successfully build our patient pipeline. This could harm our business, financial condition and results of operations.
Various factors outside our direct control may negatively impact our manufacturing of our RNS System, which could harm our business, financial condition, and results of operations.
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
The manufacturing, sterilization and distribution of our products are technically challenging. Changes that our suppliers may make, or additional requirements from regulatory agencies, outside of our direct control can have an impact on our processes, on quality and on the successful or timely delivery of our products to our customers. Mistakes and mishandling may occur, which can affect supply and delivery. As a result, our dependence on third-party, including single source, suppliers, subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, financial condition, and results of operations, including:
•interruption of supply resulting from modifications to, or discontinuation of, a supplier’s operations;
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
We do not maintain large amounts of excess inventory at any given time. To ensure adequate supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products, including our distributed DIXI Medical products, could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our manufacturing team, or that of DIXI Medical, may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of components, materials, or services, or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which may negatively affect our business, financial condition, and results of operations.
If we fail to optimize our sales and marketing capabilities and develop widespread brand awareness cost-effectively, our growth will be impeded and our business may suffer.
We are actively expanding our presence in the United States through additional sales and education efforts to drive awareness of our RNS System amongst patients, clinicians and hospital facilities, to drive adoption of our RNS System at Level 4 CECs and in the community setting and to increase utilization and adoption of our RNS System within new and existing accounts. We also plan to explore regulatory and reimbursement approval pathways to expand our presence in international territories.
We take a measured approach to optimize our sales infrastructure to grow our customer base and our business. Identifying and recruiting qualified personnel and training them on the use of our RNS System, on applicable federal and state laws and regulations and on our internal policies and procedures, requires significant time, expense and attention, particularly given our strategy of having each Therapy Consultant, or sales representative, cover many accounts. It can take significant time before our Therapy Consultants are fully trained and productive and before they have established relationships with their target accounts. Our business may be harmed if our efforts to optimize do not generate a corresponding increase in revenue or result in a decrease in our operating margin. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue. Additionally, if we do not hire the correct type of or appropriate number of sales personnel as we expand into the community setting, our efforts to grow our market and business outside of the Level 4 CECs may be harmed.
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, both at CECs and as we expand into the community setting. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new CECs, grow our presence in the community setting, offer new products, including those distributed through our partnership with DIXI Medical, increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System, and increase the numbers and types of patients being prescribed and implanted with the RNS System by current clinicians. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
Our industry is competitive and has been evolving rapidly with not only existing treatment options, but also the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy in the United States and we have historically primarily marketed our device to clinicians within Level 4 CECs that treat these patients. As a result of the recent approval of a PMA-S, we are now able to expand our commercial efforts to the additional epileptologists and functional neurosurgeons practicing outside of Level 4 CECs, in the community setting. In our target patient population, there are two primary treatment options (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to try new therapeutic drugs that become available from time to time. We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our primary competitors are LivaNova plc, which manufactures the VNS System, and Medtronic plc, which manufactures the DBS System. Third-party payors may encourage the use of competitors’ products or other neuromodulation therapies due to lower costs of competing products or alternatives. Additionally, treating physicians, including epileptologists and neurosurgeons may promote the use of other competitors’ products or alternative therapies. Further, as existing competitors and other companies develop new or improved products, we cannot predict what the standard of care will be in the future.
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
•expand our referral pathways;
•expand the number of CECs implanting our RNS System and increase utilization across existing clinicians using the RNS System and adoption across new clinicians within these CECs;
•increase the utilization and adoption of our RNS System outside of Level 4 CECs, in the community setting;
•drive awareness to increase the number of drug-resistant epilepsy patients referred to CECs and treated outside of CECs, in the community setting;
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
The rate of adoption and sales of our products are also influenced by clinician perceptions. Negative perceptions of our products by clinicians, including due to negative clinical data, could result in decreased adoption or use of our products, which would harm our business, financial condition, and results of operations. Additionally, if key opinion leaders who support our products cease to recommend our products, our business, financial condition and results of operations will be harmed. Further, if we cannot maintain strong working relationships with clinicians and continue to receive their advice and input, the marketing of our products could suffer, which could harm our business, financial condition and results of operations. Certain restrictions on access to clinicians as well as hospital staffing shortages have impacted, and will likely continue to impact, our ability to maintain such relationships. Finally, although we have demonstrated the safety, effectiveness and clinical advantages of our products in pivotal clinical studies, neuromodulation is still a relatively new approach to treating drug-resistant focal epilepsy. The results of clinical studies of the products conducted to date and from commercial use do not necessarily predict future results. Any negative long-term results or adverse events from use of our products that arise in the future could harm our business, financial condition, and results of operations.
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
We expect our RNS System will continue to be purchased by hospital facilities who will then seek reimbursement from third-party payors for brain-responsive neuromodulation for drug resistant focal epilepsy.

While third-party payors currently cover and provide reimbursement for both implant procedures of our RNS System as well as for clinicians providing ongoing patient care, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement, or that current reimbursement levels for diagnostic, implant or replacement procedures as well as clinician-provided ongoing patient care will continue.
Furthermore, the overall amount of reimbursement available for brain-responsive neuromodulation for drug resistant focal epilepsy could decrease in the future. Changes in reimbursement may not necessarily impact our sales. Additionally, we cannot be sure that the reimbursement amounts available for brain-responsive neuromodulation for drug resistant focal epilepsy will not reduce or otherwise negatively impact the demand for our marketed RNS System. Failure by users of our RNS System to obtain coverage and adequate reimbursement for the implant procedures or for clinicians providing ongoing patient care would cause our business, financial condition, and results of operations to suffer. Additionally, a third-party payor’s decision to provide coverage for a brain-responsive neuromodulation for drug resistant focal epilepsy does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
Use of our RNS System requires appropriate neurosurgeon training for implantation and epileptologist training for programming and ongoing patient care, and inadequate training may lead to negative patient outcomes, which could harm our business, financial condition, and results of operations.
The successful use of our RNS System depends in part on the training and skill of the neurosurgeon performing the implant procedure as well as the clinician, typically an epileptologist, performing the subsequent programming of our RNS System and monitoring the patient response. Clinicians, including those practicing outside of Level 4 CECs and in the community setting, could experience difficulty with the technique necessary to successfully implant and program our RNS System, and monitor patients if they do not receive appropriate training. Moreover, clinicians rely on their previous medical training and experience when recommending or implanting our RNS System, and we cannot guarantee that all neurosurgeons will have the necessary implantation skills to properly perform the procedure. We cannot be certain that physicians or healthcare providers that use our RNS System have received sufficient training, and physicians or healthcare providers who have not received adequate training may nonetheless attempt to use our RNS System with their patients. If clinicians implant or utilize our RNS System incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our RNS System may negatively impact the perception of patient benefit and safety of our RNS System, notwithstanding results from our clinical studies. These results could limit adoption of our RNS System in treatment for drug-resistant focal epilepsy, which would harm our sales, business, financial condition, and results of operations.
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
As of December 31, 2023, we had 171 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
•product design, development, manufacturing (including suppliers and materials) and testing;
•laboratory, preclinical and clinical studies;
•product safety and effectiveness;
•product labeling;
•product storage and shipping;
•record keeping;
•pre-market clearance or approval;
•marketing, advertising and promotion;
•product sales and distribution;
•product changes;
•product recalls; and
•post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.

Our products are subject to extensive regulation by the FDA and if we expand internationally in the future may be subject to extensive regulation by non-U.S. regulatory agencies. Further, improvements of or changes to our existing products, any potential new products, and new indications for use of our current products will be subject to extensive regulation, and we may require permission from regulatory agencies and ethics boards to conduct clinical studies, as well as clearance or approval from the FDA prior to commercial sale. In order to commercialize and distribute our products in markets outside of the United States, it will require approval from non-U.S. regulatory agencies.
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
Before a new medical device or service, or a new intended use for an existing product or service, or a change to an existing product or service can be marketed in the United States, a company must first submit and receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is substantially equivalent to a legally-marketed predicate device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device.
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
In the United States, our RNS System is marketed pursuant to a PMA order issued by the FDA. Any modifications to a PMA-approved device that could significantly affect its safety or effectiveness, including significant design and manufacturing changes, or that would constitute a major change in its intended use, manufacture, design, components, materials, or technology requires approval of a new PMA application or PMA supplement. However, certain changes to a PMA-approved device do not require submission and approval of a new PMA or PMA supplement and may only require notice to FDA in a PMA 30-Day Notice, Special PMA Supplement - Changes Being Effected or PMA Annual Report. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new approvals are necessary for products that we manufacture and distribute. If the FDA disagrees with our determination and requires us to seek new PMA approvals for modifications to our previously approved products for which we have concluded that new approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties.
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
Our products or products we distribute may be subject to recalls after receiving FDA approval or clearance, which could divert managerial and financial resources, harm our reputation and our business.
The FDA has the authority to require the recall of our products or products we sell because of any failure to comply with applicable laws and regulations, or defects in design or manufacture. A government mandated or voluntary product recall by us could occur because of, for example, component failures, device malfunctions or other adverse events, such as serious injuries or deaths, or quality-related issues, such as manufacturing errors or design or labeling defects. Any future recalls of our products or products we distribute could divert managerial and financial resources, harm our reputation and negatively impact our business.
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
If any of our products or products that we distribute cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, or MDRs, which can result in voluntary corrective actions or agency enforcement actions and harm our reputation, business, financial condition and results of operations.
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
Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information may subject us to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may disrupt our business operations and harm our business and reputation, financial conditions, results of operations and prospects and cause other adverse business consequences.
In the course of our operations, we receive, collect, use, generate, store, disclose, transfer, make accessible, protect, secure, dispose of, transmit, share and otherwise process (collectively, process) an increasing volume of sensitive and personal information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and detailed recordings of iEEGs from patients as well as information from our employees and third parties with whom we conduct business. Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance and industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
We are subject to many diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including data breach notification laws. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they may require us to comply with through contractual obligations. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. While the laws and regulations of other states also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties upon whom we rely.
Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, impose strict requirements for processing personal information. Under EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or, in each case, four percent of annual global revenues, whichever is greater; or private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future.
Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf.
We or the third parties upon which we rely may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Disruptions in our information technology systems or data or those of third parties upon which we rely, whether through breaches or failures of our systems, ransomware, unauthorized access or otherwise, may result in both an adverse impact to our products, as well as the unauthorized use, disclosure, modification or misappropriation of patient or other personal or sensitive information, the occurrence of fraudulent activity, or other information security-related incidents, all of which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which could have a material and adverse impact on our business, financial condition and results of operations.
We are dependent on complex information technology systems for the functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing and inventory management purposes. We process and collect data about trial participants in connection with clinical trials and patient data, such as detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. Further, in the ordinary course of our business, we and the third parties upon which we rely process a growing volume of personal information and confidential, proprietary and sensitive information, which may include procedure-based information and sensitive healthcare data, credit card and other financial information, and insurance information.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, such as and without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.
Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.
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
•delays in patient enrollment and variability in the number and types of patients available for clinical studies and delays in or the inability to monitor enrolled patients;
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
We may find it necessary or prudent to acquire or obtain licenses to intellectual property or proprietary rights held by third parties that we may identify as necessary or important to our business operations. However, we may be unable to acquire or secure such licenses to any or all intellectual property or proprietary rights from third parties that we identify as necessary for our RNS System or any future products we may develop. The acquisition or licensing of third-party intellectual property or proprietary rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property or proprietary rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third-party intellectual property or proprietary rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully acquire or license required third-party intellectual property or proprietary rights or maintain the existing licenses to intellectual property rights we have, we may have to spend time and resources to develop intellectual property ourselves or abandon development of the relevant product, both of which could harm our business, financial condition and results of operations.
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
We are and may become party to license or collaboration agreements with third parties, such as our collaboration agreement with Rapport Therapeutics, Inc., or Rapport, to advance our research or allow commercialization of our products. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise certain efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our licensors might conclude that we have materially breached such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2023 and 2022, we reported net losses of $33.0 million and $47.1 million, respectively. As a result of these losses, as of December 31, 2023, we had an accumulated deficit of approximately $503.8 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
We are party to an existing Term Loan Agreement, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default and we may need to immediately repay the amounts due under the Term Loan Agreement.
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of December 31, 2023, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant and increase the annual interest rate from 12.5% to 13.5%, effective March 1, 2023. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.

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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2023 and 2022, our net cash used in operating activities was $19.7 million and $36.9 million, respectively. As of December 31, 2023, we had $66.5 million of cash, cash equivalents and short-term investments and $16.2 million in current liabilities.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2023, we had $155.0 million of federal net operating loss carryforwards and $150.3 million of state net operating loss carryforwards. The federal and state NOL carryforwards began expiring in 2023 and 2028, for federal and state purposes, respectively. As of December 31, 2023, the amount of federal NOL carryforwards that does not expire is $103.3 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation enacted in June 2020 that limited the ability to use California net operating losses to offset California income for tax years beginning after 2019 and before 2023), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

If we identify any material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations.
We cannot be certain that the actions we may take in the future will prevent or avoid potential future material weaknesses. If we identify any material weaknesses in our internal control over financial reporting and are unable to successfully remediate them, the accuracy and timing of our financial reporting may be negatively impacted, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result.
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
Other risks facing our company
Our estimates of market opportunity and forecasts of market and revenue growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Market opportunity estimates and growth forecasts are subject to significant uncertainty. Our estimates of the annual total addressable markets for our RNS System are based on a number of internal and third-party estimates and assumptions, including, without limitation, our assumptions relative to the number of adults with drug-resistant focal epilepsy in the United States who are treated at CECs and outside of CECs each year; the number of neuromodulation procedures annually in the United States; the number and growth in number of CECs, epileptologists, and neurosurgeons, in the CECs and in the community setting; the growth in number of patients referred to CECs; the patients receiving neuromodulation therapy outside in the community setting; and the potential growth of our market opportunity with the expansion of treatment to patients in the community setting, as well as those suffering from generalized epilepsy or are under age 18. In addition, our projections related to becoming the exclusive U.S. distributor of DIXI Medical products are based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business. Additionally, if our projections regarding the revenue we anticipate receiving from our collaboration with Rapport are inaccurate, we may not attain our revenue projections, which could harm our business, result in investors losing confidence in our financial reporting, and our stock price may decline.
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
We rely on suppliers, vendors, partners, consultants, and other third parties to research, develop, and partake in both the manufacturing and commercialization of our products, as well as manage certain parts of our business. In addition, in August 2022 we entered into a distribution agreement with DIXI Medical pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s product line, under which DIXI Medical provides us with ongoing commercial support and supplies us with DIXI Medical products, as ordered by us. Additionally, in November 2023, we entered into a collaboration agreement with Rapport, whereby we agreed to provide them certain data, biomarker monitoring and data analysis capabilities. Using these third parties poses a number of risks, such as:
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
Congress devoted substantial attention in 2021 to healthcare matters, through greater oversight of the FDA. Although the prospects for the imminent enactment of major legislation are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of bipartisan support for consideration of such measures. In addition, the Biden administration may propose additional fiscal or tax measures, or additional regulatory requirements that would apply to us or our customers, thereby impacting our business, operations and profitability. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
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
As of December 31, 2023, we had a total of approximately 27.8 million shares outstanding of common stock, of which 11.1 million shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of December 31, 2023, there were approximately 6.7 million shares of common stock reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of restricted stock units, or RSUs, and exercise or settlement of any other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of December 31, 2023, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 73.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
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
General risk factors
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the conflict in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruptions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, public health crises, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our products could be disrupted if the operations of our suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters and manufacturing facility is located in Mountain View, California, near major earthquake faults and fire zones. Should our facilities be significantly damaged or destroyed, it could take months to relocate or rebuild, during which time our manufacturing would cease or be delayed and our RNS System may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval of a PMA supplement. Because of the time required to authorize manufacturing in a new facility under FDA regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity. While we maintain property and business interruption insurance, such insurance has limits and would only cover the cost of rebuilding and relocating and, to some extent, lost revenue, but not general damage or losses caused by earthquakes or losses we may suffer due to our products being replaced by competitors’ products. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause physicians to discontinue using our products or harm our reputation, and we may be unable to reestablish relationships with such physicians in the future. Consequently, a catastrophic event at our facility could harm our business, financial condition, and results of operations.
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
Historically, our stock price has been volatile. During the year ended December 31, 2023, our stock traded as high as $10.31 per share and as low as $1.44 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation required under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we identify additional material weaknesses in our internal control over financial reporting, our reputation could be negatively impacted, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
Our operating results may fluctuate across periods, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
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
•the impact of hospital accessibility and staffing shortages on procedure volume or otherwise;
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
Our actual operating results may differ significantly from any guidance provided.
Our guidance, including forward-looking statements, is prepared by management and is qualified by, and subject to, a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies. Many of these uncertainties and contingencies are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. In particular, guidance offered in periods of extreme uncertainty, such as the uncertainty caused by macroeconomic conditions, is inherently more speculative in nature than guidance offered in periods of relative stability. Accordingly, any guidance with respect to our projected financial performance is necessarily only an estimate of what management believes is realizable as of the date the guidance is given. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data will diminish the farther in the future that the data is forecasted.
Actual operating results may be different from our guidance, and such differences may be adverse and material. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it. In addition, the market price of our common stock may reflect various market assumptions as to the accuracy of our guidance. If our actual results of operations fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk management and strategy
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, client data and patient data, or, collectively, Information Systems and Data.
Our information security function is overseen by our Privacy and Security Officer and is supported by our Director of Information Technology and Vice President, Manufacturing and Commercial Operations and Information Technology. This function helps to identify, assess, and manage our cybersecurity threats and risks, including through the use of our risk register. Our information security function helps identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: evaluating our industry’s risk profile, deploying manual and automated tools in certain environments, subscribing to reports and services that identify certain cybersecurity threats, evaluating certain threats reported to us, engaging third parties to conduct threat assessments, conducting internal and external vulnerability and threat scans and assessments of certain environments, conducting internal audits, and penetration testing of certain systems.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, vulnerability management and disaster recovery policies, risk assessments, data encryption and data segregation of certain data, access controls and network security controls in certain environments, physical security controls, employee training, penetration testing, systems monitoring, cybersecurity insurance and asset and vendor management programs.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our Privacy and Security Officer works with Information Technology, Legal, and other NeuroPace leadership to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms, including outside legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity service provider, and penetration testing firms.
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes security questionnaires for certain vendors, imposition of information security contractual obligations on certain vendors, verification of relevant industry standard security certifications for certain vendors, and other vendor management program elements. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain NeuroPace management, including our Privacy and Security Officer, who has more than 20 years of experience in healthcare privacy and security, in coordination with our Director of Information Technology, who has more than 30 years of experience with information technology operations and sixteen years as a corporate privacy and security officer, as well as our Vice President, Manufacturing and Commercial Operations and Information Technology.
Our Privacy and Security Officer, Director of Information Technology, and NeuroPace leadership are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Privacy and Security Officer in coordination with our Director of Information Technology is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Privacy and Security Officer, Director of Information Technology, Vice President, Manufacturing and Commercial Operations and Information Technology and other designated individuals. Our Privacy and Security Officer works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
The board of directors receives periodic reports from our Privacy and Security Officer concerning significant cybersecurity threats to us and risk and the processes we have implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
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
Holders of Common Stock
As of February 29, 2024, there were approximately 186 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
The net proceeds to us after deducting underwriting discounts and commissions of $8.2 million and net offering expenses of approximately $3.6 million were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021 and those disclosed in this Annual Report on Form 10-K. As of December 31, 2023, approximately $75.3 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
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
Overview
We are a medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring and analyzing the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System delivers the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, in order to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment.
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of December 31, 2023, over 5,000 epilepsy patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, more broadly reach the entire approximately 1.2 million drug-resistant epilepsy patients in the United States. In December 2023, we finished enrolling and implanting the requisite number of patients for FDA submission in our clinical trial to evaluate RNS System use in the generalized epilepsy population. We may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
We received Premarket Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We have historically marketed our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these CECs. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of Level 4 CECs and epileptologists increase, and as more patients are referred to these CECs.
Given the concentrated and underpenetrated nature of our target market, we believe that there is a significant opportunity to efficiently drive higher adoption and utilization within these centers, grow our account base, and expand our referral channel to increase the number of drug-resistant patients referred to Level 4 CECs. In 2023, we received FDA approval of a PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This PMA-S allows us to expand our commercial efforts to target and be able to qualify approximately 1,800 additional epileptologists practicing outside of Level 4 CECs and the entire population of functional neurosurgeons. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2023, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
Our RNS System has an estimated average battery life of nearly eleven years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to the annual market opportunity for initial implants.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of December 31, 2023, we had an accumulated deficit of $503.8 million, cash, cash equivalents and short-term investments of $66.5 million, and $57.0 million of outstanding term loans, net of debt discount and issuance costs.
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
Collaborations and Partnerships
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
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that have enrolled in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we will provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures.
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Clinician, Hospital and Patient Awareness and Acceptance of Our RNS System
Our goal is to establish our RNS System as a standard of care for drug-resistant epilepsy. We intend to continue to promote awareness of our RNS System within existing and new accounts through additional investments in training and education of clinicians, epilepsy centers, hospitals and patients on the clinical benefits of our RNS System for the treatment of drug-resistant epilepsy. In addition, we intend to publish additional clinical data in scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting patient and referring clinician outreach efforts to help increase the number of appropriate patients with drug-resistant epilepsy being treated at CECs, including by way of our expansion into the community setting. These efforts require significant investment by our marketing and sales organization.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We expect that the percentage of our revenue from replacement procedures may continue to decrease over the next few years as a result of the extended replacement cycle of the newer device. In addition, a change in procedure mix between initial and replacement procedures may have a negative impact on our gross margin. Beginning in the fourth quarter of 2022, we also began to derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products would cause variability in our gross margin.
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to hospital facilities that implant our RNS System. Our revenue fluctuates primarily based on the volume of procedures performed and the procedure mix between initial and replacement implants. Our revenue also has fluctuated and in the future will continue to fluctuate from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of our RNS System in new accounts and the number of physicians who are aware of and prescribe our RNS System.
Beginning in the fourth quarter of 2022, we also derive revenue from sales of DIXI Medical products, primarily to our current customer base. Our revenue from the sale of DIXI Medical products will fluctuate in the future due to a variety of factors, including our ability to take market share from competitive Stereo EEG products. Beginning in the fourth quarter of 2023, we also derive revenue from services provided to Rapport pursuant to our collaboration agreement with Rapport.
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
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022	Change	% Change
Revenue	$65,421	$45,520	$19,901	44%
Cost of goods sold	17,299	13,027	4,272	33%
Gross profit	48,122	32,493	15,629	48%
Operating expenses
Research and development	20,778	21,946	(1,168)	(5)%
Selling, general and administrative	54,518	51,341	3,177	6%
Total operating expenses	75,296	73,287	2,009	3%
Loss from operations	(27,174)	(40,794)	13,620	(33)%
Interest income	3,050	1,578	1,472	93%
Interest expense	(8,517)	(7,529)	(988)	13%
Other income (expense), net	(315)	(337)	22	(7)%
Net loss	$(32,956)	$(47,082)	$14,126	(30)%
Revenue
Revenue increased by $19.9 million, or 44%, to $65.4 million during the year ended December 31, 2023, compared to $45.5 million during the year ended December 31, 2022. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures as well as an increase in pricing, and the addition of sales of DIXI Medical products which began in the fourth quarter of 2022, partially offset by a decrease in units sold for replacement implant procedures in the year ended December 31, 2023 as compared to the year ended December 31, 2022. Revenue from sales of our RNS System for replacement procedures represented approximately 5% of our total revenue for the year ended December 31, 2023, as compared to approximately 18% for the year ended December 31, 2022. Substantially all of our revenue, with the exception of less than $0.1 million, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $4.3 million, or 33%, to $17.3 million during the year ended December 31, 2023, compared to $13.0 million during the year ended December 31, 2022. The increase was primarily due to the increase in the number of units sold for initial implant procedures and the costs associated with distribution of DIXI Medical products. Our gross margin increased from 71.4% for the year ended December 31, 2022 to 73.6% for the year ended December 31, 2023 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses decreased by $1.2 million, or 5%, to $20.8 million during the year ended December 31, 2023, compared to $21.9 million during the year ended December 31, 2022. The decrease in research and development expenses was primarily due to a decrease of $0.9 million in outside services primarily for product development and clinical studies and an increase of $0.8 million in funds received under the NIH funding agreement which are recognized as a reduction in research and development expenses. The decreases were offset in part by an increase of $0.7 million in personnel-related expenses, including stock-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.2 million, or 6%, to $54.5 million during the year ended December 31, 2023, compared to $51.3 million during the year ended December 31, 2022. The increase in selling, general and administrative expenses was primarily due to an increase of $4.9 million in personnel-related expenses driven by an increase in sales-based variable compensation as a result of the increase in revenue during the year ended December 31, 2023, compared to the year ended December 31, 2022, and stock-based compensation, an increase of $0.8 million in sales, field support and marketing costs including expenses for ongoing commercial support provided by DIXI Medical in connection with distributing their products, and an increase of $0.4 million in expenses related to commercial operations. The increases were offset in part by a decrease of $3.1 million in general and administrative costs, primarily outside services and insurance.
Interest Expense and Income
Interest expense increased by $1.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through December 2023, and to an increase in the Term Loan interest rate from 12.5% to 13.5% during the year ended December 31, 2023. Interest income increased by $1.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest yields in the year ended December 31, 2023, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by less than $0.1 million to ($0.3) million during the year ended December 31, 2023, compared to ($0.3) million during the year ended December 31, 2022, primarily due to a reduction in unrealized loss, net on short-term investments in the year ended December 31, 2023.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $66.5 million, compared to $77.4 million at December 31, 2022, and $57.0 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $52.9 million at December 31, 2022. In September 2020, we entered into the Term Loan for total borrowings of up to $60.0 million and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. In November 2023, we received net proceeds of approximately $7.6 million from the sale of shares of common stock pursuant to our ATM offering program, after deducting sales commission and offering expenses. As of December 31, 2023, we have $41.8 million remaining under our ATM program.
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

The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. From January 2021 through December 2022, we had the option to pay interest as follows: 7.5% per annum in cash and 5.0% per annum paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2023 through June 2025, we have the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through December 2023, we elected the PIK option, increasing the principal of the Term Loan by $4.6 million.
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
The Term Loan is collateralized by substantially all of our assets. The loan agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that we achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents. See Notes 1 and 6 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
We paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method.
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to support our continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $20.2 million as of December 31, 2023. See “Facility Lease” in Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
As of December 31, 2023, we had cash, cash equivalents and short-term investments of $66.5 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our financial statements as of and for the year ended December 31, 2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
If we raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide, as well as those more specifically impacting our industry. If we are unable to raise capital when needed, we will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs.
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(19,701)	$(36,869)
Investing activities	23,027	23,797
Financing activities	8,127	490
Net increase (decrease) in cash and cash equivalents	$11,453	$(12,582)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $19.7 million for the year ended December 31, 2023. Cash used in operating activities was primarily a result of the net loss of $33.0 million, adjusted for non-cash charges of $15.7 million and change in operating assets and liabilities of $2.5 million. The non-cash charges primarily consisted of $9.6 million of stock-based compensation, $2.7 million of interest incurred but paid-in-kind, $1.4 million of amortization of right-of-use assets, $1.1 million of non-cash interest expense related to our Term Loan, $0.3 million of amortization of debt discount and issuance costs and $0.3 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $4.9 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $1.7 million largely due to an increase in raw materials and finished goods partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $1.4 million due to cash paid for rent net of the accretion of imputed interest, offset in part by a decrease in prepaid expenses and other assets of $0.4 million, an increase in accrued liabilities of $3.8 million primarily due to an increase in accrued employee bonuses and payroll related expenses, and an increase in deferred revenue of $1.1 million related to our collaboration agreement with Rapport Therapeutics.
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
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $23.0 million for the year ended December 31, 2023, which primarily consisted of sales of short-term investments of $23.2 million, partially offset by purchases of property and equipment of $0.2 million.
Net cash provided by investing activities was $23.8 million for the year ended December 31, 2022, which primarily consisted of sales of short-term investments of $24.4 million, partially offset by purchases of property and equipment of $0.6 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $8.1 million for the year ended December 31, 2023, which primarily consisted of $7.9 million of net cash proceeds from our At-the-Market offering and proceeds from the issuance of common stock under employee plans of $0.8 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.3 million and payment of deferred offering costs of $0.3 million.
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
We regularly review inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily depends on our estimate of future demand for a particular product. If our estimate of future demand is too high, we may have to write-down excess inventory for the product and record a charge to cost of goods sold, which could have a material adverse effect on our results of operations. Inventory write-downs were $0.2 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) December 31, 2026, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2023, we had cash, cash equivalents and short-term investments of $66.5 million, compared to $77.4 million at December 31, 2022, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NeuroPace, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroPace, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As disclosed in Note 6 to the financial statements, the Company has a term loan maturing in September 2025. Management’s evaluation of the events and conditions related to future funding are described in Note 1.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 5, 2024
We have served as the Company's auditor since 2003.

NeuroPace, Inc.
Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2023	2022

Assets
Current assets
Cash and cash equivalents	$18,058	$6,605
Short-term investments	48,396	70,804
Accounts receivable	12,314	7,482
Inventory	11,214	9,712
Prepaid expenses and other current assets	2,737	3,111
Total current assets	92,719	97,714
Property and equipment, net	1,003	1,064
Operating lease right-of-use asset	13,405	14,838
Restricted cash	122	122
Deferred offering costs	387	347
Other assets	15	21
Total assets	$107,651	$114,106
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,332	$2,147
Accrued liabilities	11,180	7,414
Operating lease liability	1,627	1,415
Deferred revenue	1,090	—
Total current liabilities	16,229	10,976
Long-term debt	56,954	52,913
Operating lease liability, net of current portion	13,814	15,440
Total liabilities	86,997	79,329
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 27,823,465 and 25,045,751 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	28	25
Additional paid-in-capital	524,435	506,713
Accumulated other comprehensive loss	—	(1,108)
Accumulated deficit	(503,809)	(470,853)
Total stockholders’ equity	20,654	34,777
Total liabilities and stockholders’ equity	$107,651	$114,106
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Revenue	$65,421	$45,520
Cost of goods sold	17,299	13,027
Gross profit	48,122	32,493
Operating expenses
Research and development	20,778	21,946
Selling, general and administrative	54,518	51,341
Total operating expenses	75,296	73,287
Loss from operations	(27,174)	(40,794)
Interest income	3,050	1,578
Interest expense	(8,517)	(7,529)
Other income (expense), net	(315)	(337)
Net loss	$(32,956)	$(47,082)
Unrealized loss on available-for-sale debt securities	—	(836)
Comprehensive loss	$(32,956)	$(47,918)
Net loss per share attributable to common stockholders, basic and diluted	$(1.27)	$(1.91)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,851,813	24,594,784
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2022	24,452,999	$24	$497,522	$(272)	$(423,771)	$73,503
Net loss	—	—	—	—	(47,082)	(47,082)
Unrealized loss on available-for-sale debt securities	—	—	—	(836)	—	(836)
Issuance of common stock pursuant to stock option exercises	157,447	—	4	—	—	4
Issuance of common stock pursuant to Employee Stock Purchase Plan	284,758	1	893	—	—	894
Issuance of common stock upon vesting of restricted stock units	194,705	—	—	—	—	—
Shares withheld for taxes	(8,436)	—	(59)	—	—	(59)
Repurchase of common stock	(35,722)	—	—	—	—	—
Change in early exercise liability	—	—	4	—	—	4
Stock-based compensation	—	—	8,349	—	—	8,349
Balances at December 31, 2022	25,045,751	25	506,713	(1,108)	(470,853)	34,777
Net loss	—	—	—	—	(32,956)	(32,956)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	889,968	1	148	—	—	149
Issuance of common stock pursuant to Employee Stock Purchase Plan	280,599	—	654	—	—	654
Issuance of common stock as part of At-the-Market offering, net of issuance costs of $509	933,500	1	7,621	—	—	7,622
Issuance of common stock upon vesting of restricted stock units	728,986	1	(1)	—	—	—
Shares withheld for taxes	(53,999)	—	(259)	—	—	(259)
Repurchase of common stock	(1,340)	—	—	—	—	—
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	9,558	—	—	9,558
Balances at December 31, 2023	27,823,465	$28	$524,435	$—	$(503,809)	$20,654
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(32,956)	$(47,082)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,558	8,349
Depreciation	172	267
Amortization of debt discount and issuance costs	283	258
Non-cash interest expense	1,075	874
PIK interest incurred but not paid on term loan	2,683	1,934
Amortization of right-of-use asset	1,433	2,720
Loss on short-term investments	315	356
Inventory write-downs	196	243
Other	24	—
Changes in operating assets and liabilities
Accounts receivable	(4,850)	(391)
Inventory	(1,698)	(2,133)
Prepaid expenses and other assets	381	(792)
Accounts payable	240	647
Accrued liabilities	3,768	(15)
Deferred revenue	1,090	—
Operating lease liabilities	(1,415)	(2,104)
Net cash used in operating activities	(19,701)	(36,869)
Cash flows from investing activities
Acquisition of property and equipment	(173)	(603)
Proceeds from sale of short-term investments	23,200	24,400
Net cash provided by investing activities	23,027	23,797
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	803	896
Taxes withheld and paid related to net share settlement of equity awards	(259)	(59)
Proceeds from at-the-market offering, net of issuance costs	7,888	—
Payment of deferred offering costs	(305)	(347)
Net cash provided by financing activities	8,127	490
Net increase (decrease) in cash and cash equivalents	11,453	(12,582)
Cash, cash equivalents and restricted cash
Beginning of year	6,727	19,309
End of year	$18,180	$6,727
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$18,058	$6,605
Restricted cash	122	122
Total cash, cash equivalents and restricted cash	$18,180	$6,727

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,476	$4,464
Supplemental disclosures of non-cash investing and financing information:
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

Operating lease right-of-use asset obtained in exchange for lease obligations	$—	$10,700
Net change in accrued liabilities from early exercise of options	$(1)	$(4)
Purchase of property and equipment included in accounts payable	$69	$124
Deferred offering costs offset against additional paid-in capital	$265	$—
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Notes to Financial Statements
1.The Company
NeuroPace, Inc., or the Company, was incorporated in the state of Delaware on November 19, 1997. The Company is a medical device company that has developed the RNS System, the only commercially available brain-responsive neuromodulation system designed for treating medically refractory focal epilepsy by delivering personalized, real-time treatment at the seizure source. The Company began commercializing its products in the United States in 2014.
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. In November 2023, the Company issued and sold 933,500 shares of common stock under the Sales Agreement for gross proceeds of $8.1 million. The shares were sold at a weighted average price of $8.71 per share for aggregate net proceeds of approximately $7.6 million, after deducting sales commission and offering expenses. As of December 31, 2023, we have $41.9 million remaining under our ATM program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $503.8 million as of December 31, 2023. For the years ended December 31, 2023 and 2022, the Company used $19.7 million and $36.9 million of cash, respectively, in its operating activities. As of December 31, 2023, the Company had cash, cash equivalents and short-term investments of $66.5 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $45.0 million and $70.0 million in the years ended December 31, 2023 and December 31, 2024, respectively, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of December 31, 2023, the Company was in compliance with all covenants of the Term Loan.
2.Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.

NeuroPace, Inc.
Notes to Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgment when making estimates related to the provision for excess and obsolete inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Segment and Geographical Information
The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of less than $0.1 million, was in the United States for the year ended December 31, 2023, based on the shipping location of the external customer. All of the Company’s revenue was in the United States for the year ended December 31, 2022, based on the shipping location of the external customer.
Revenue Recognition
The Company derives most of its revenue from sales of RNS Systems to hospital facilities (typically comprehensive epilepsy centers, or Level 4 CECs) that implant its products. Beginning in the fourth quarter of 2022, the Company also derives revenue from sales of DIXI Medical products, primarily to its current customer base. Beginning in the fourth quarter of 2023, the Company also derives revenue from services provided to Rapport Therapeutics, or Rapport.
The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, “Revenue from Contracts with Customers.” Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
i.identify the contract(s) with a customer;
ii.identify the performance obligations in the contract;
iii.determine the transaction price;
iv.allocate the transaction price to the performance obligations in the contract; and
v.recognize revenue when (or as) the entity satisfies a performance obligation.
At contract inception, the Company assesses the products or services promised within each contract and determines those that are performance obligations. The Company’s contracts with customers for the RNS System often include a promise to transfer products, as well as an implied promise to provide a service to the customer, which is access to the Company’s Patient Data Management System, or PDMS, and nSight Platform. The Company has concluded that the RNS System and its related products represent a single performance obligation, as the customer cannot benefit from the products individually, and that access to the PDMS and nSight Platform represent separate performance obligations, as the clinicians can utilize them with other components of the RNS System that are readily available.
The Company determines the transaction price based on the amount it expects to be entitled to in exchange for transferring the promised product or service to the customer, which is based on the invoiced price for the products or

NeuroPace, Inc.
Notes to Financial Statements
services. All prices are at fixed amounts per the sales agreement with the customer and there are no discounts, rebates or other price concessions.
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
The Company typically delivers its RNS System and related products to a hospital on the date of the scheduled procedure. There is no commitment or contract until the delivery of the product and the procedure may be canceled at any time. Once the device has been implanted in or otherwise provided to a patient, the customer is considered to have accepted the delivery (i.e., has approved the contract) and both parties are committed to perform their respective obligations. Assuming all other revenue recognition criteria are met, the Company recognizes revenue from the sale of its RNS System and related products at a point in time when the procedure is completed and the device is implanted in a patient.
The Company also ships the RNS System and related products to customers who place orders ahead of scheduled procedures. Such orders or contracts generally include a promise to transfer products only. As such, the Company recognizes revenue from these orders or contracts at a point in time when the customer obtains control of the products.
The Company recognizes service revenue related to the PDMS and the nSight Platform on a ratable basis over the period in which the Company expects to provide access to clinicians. The Company has concluded that such service revenue is immaterial.
The Company’s contracts with customers for DIXI Medical products generally include a promise to transfer products only. As such, the Company recognizes revenue from the sale of DIXI Medical products at a point in time when the customer obtains control of the products.
The Company recognizes revenue under its contract with Rapport to provide biomarker monitoring and data analysis services. Revenue from biomarker monitoring is recognized ratably over the two-year contractual support period, as the benefits provided by the Company’s performance are simultaneously consumed by the customer. Revenue related to data analysis is recognized upon completion of the services. The Company’s contract with Rapport commenced during the fourth quarter of 2023, and the related revenue recognized as of December 31, 2023 is immaterial.
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
The Company’s contract balances were accounts receivable of $12.3 million and $7.5 million as of December 31, 2023, and December 31, 2022, respectively.

NeuroPace, Inc.
Notes to Financial Statements
The Company’s contract liabilities consist of deferred revenue for remaining performance obligations by the Company to transfer goods or services for which the Company has received consideration. The Company’s deferred revenue balance was $1.1 million as of December 31, 2023, which is expected to be recognized as revenue in 2024. The Company had no deferred revenue as of December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents that are available-for-sale investments are recorded at fair value, based on quoted market prices. As of December 31, 2023 and December 31, 2022, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for the years ended December 31, 2023 and December 31, 2022 consists of collateral for the letter of credit issued during the year in connection with the Company’s facility lease (see Note 5).
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the years ended December 31, 2023 and December 31, 2022, there were no customers that represented 10% or more of revenue. As of December 31, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable.
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

NeuroPace, Inc.
Notes to Financial Statements
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of December 31, 2023 and December 31, 2022. To date, the Company has not experienced any material credit-related losses.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of goods sold. Inventory write-downs were $0.2 million and $0.2 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets for the years ended December 31, 2023 and December 31, 2022.
Leases
Upon adoption of ASC 842, Leases, on January 1, 2022, the Company determined if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liability, and operating lease liability, net of current portion on the Company’s balance sheets.

NeuroPace, Inc.
Notes to Financial Statements
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected certain practical expedients under ASC 842, including the package of practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification, as well as elections to not record leases with an initial term of twelve months or less on the balance sheet, and to combine the lease and non-lease components in determining the lease liabilities and ROU assets.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its ATM offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Upon closing the IPO, all deferred offering costs were charged against the proceeds from the IPO and recorded in stockholders equity as a reduction of additional paid-in capital. Upon issuing shares under the ATM offering in November 2023, $0.3 million of deferred offering costs were charged against the proceeds from the ATM offering and recorded in stockholders equity as a reduction of additional paid-in capital. As of December 31, 2023 and 2022, $0.4 million and $0.3 million of deferred offering costs related to the ATM offering were recorded on the balance sheets, respectively.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third-party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards. On May 25, 2023, the Company received funding approval for year three in the amount of $3.0 million, which includes $1.5 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through December 31, 2023, $2.0 million of qualifying expenses have been incurred and funded by the NIH related to the first, second and third year of funding. As of December 31, 2023, the Company recorded prepaid expenses and other current assets of $0.1 million related to the third year of funding.
Warranty
Warranty costs are accrued based on the Company’s best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. While the

NeuroPace, Inc.
Notes to Financial Statements
Company believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. The warranty liability as of December 31, 2023 and December 31, 2022 was immaterial.
Cost of Goods Sold
The Company manufactures its products at its facility. Cost of goods sold consists primarily of costs related to materials, components and subassemblies, manufacturing overhead, direct labor, and reserves for excess and obsolete inventories. A significant portion of the Company’s cost of goods sold currently consists of manufacturing overhead costs. These overhead costs include the cost of facilities, material procurement, inventory control, quality assurance, equipment and operating supervision and management. Cost of goods sold also includes depreciation expense for production equipment and certain direct costs such as shipping costs. Shipping and handling costs are considered a fulfillment activity and are included in cost of goods sold as incurred.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $0.7 million and $0.7 million were expensed during the years ended December 31, 2023 and December 31, 2022, respectively.
Stock-Based Compensation
The Company accounts for stock-based employee compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the measurement of compensation based on the grant date fair value of the stock option or restricted stock unit (see Note 8). The Company amortizes the fair value of each award on a straight-line basis over the requisite service period of the award.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
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

NeuroPace, Inc.
Notes to Financial Statements
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends existing guidance on the impairment of financial assets and adds an impairment model that is based on expected losses rather than incurred losses and requires an entity to recognize as an allowance its estimate of expected credit losses for its financial assets. An entity will apply this guidance through a cumulative-effect adjustment to retained earnings upon adoption (a modified-retrospective approach) while a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. For public business entities that meet the definition of an SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, adoption is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are eligible to be smaller reporting companies and for all other entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2023. The adoption of this ASU did not have a material impact on the Company’s financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted

NeuroPace, Inc.
Notes to Financial Statements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on the disclosures within our financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact this standard will have on the disclosures within our financial statements.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2023 (in thousands):

NeuroPace, Inc.
Notes to Financial Statements

	Fair Value as of December 31, 2023	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,125	$16,125	$—	$—
Fixed income mutual funds, included in short-term investments	48,396	48,396	—	—
Total	$64,521	$64,521	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and December 31, 2022.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. As of December 31, 2022, the Company’s short-term investment had a fair value of $70.8 million, a cost basis of $71.9 million, and an unrealized loss of $1.1 million, which was recorded in accumulated other comprehensive loss. During the year ended December 31, 2023, the Company recognized $1.0 million in unrealized gains from its short-term investment. As of December 31, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.1 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the year ended December 31, 2023. The adjustment was not material to any previously issued financial statements.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$4,090	$2,818
Work-in-process	627	1,523
Finished goods	6,497	5,371
Total	$11,214	$9,712

NeuroPace, Inc.
Notes to Financial Statements
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Machinery, equipment, furniture and fixtures	$4,522	$4,434
Computer equipment and software	1,822	2,952
Leasehold improvements	2,426	2,402
	8,770	9,788
Less: Accumulated depreciation	(7,767)	(8,724)
Property and equipment, net	$1,003	$1,064

Depreciation expense for the years ended December 31, 2023 and December 31, 2022 was $0.2 million and $0.3 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Payroll and related expenses	$9,655	$5,748
Inventory purchases	588	764
Professional fees	30	227
Other	907	675
	$11,180	$7,414
5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. In August 2022, the Company amended the lease to extend it through June 2030. The second amendment contained a rent-free period from September 2022 through December 2022. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2030 and expiring on June 30, 2035. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease.

NeuroPace, Inc.
Notes to Financial Statements
The maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

2024	$2,857
2025	2,942
2026	3,031
2027	3,122
2028	3,215
Thereafter	5,017
Total undiscounted lease payments	20,184
Less: imputed interest	4,743
Total operating lease liability	15,441
Less: current portion	1,627
Operating lease liability, net of current portion	$13,814
Operating lease cost was $2.8 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the remaining term for the operating lease in Mountain View, California was 6.5 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the years ended December 31, 2023 and 2022, cash paid for amounts included in operating lease liabilities of $2.8 million and $2.1 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023 and December 31, 2022.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of December 31, 2023 and December 31, 2022.

NeuroPace, Inc.
Notes to Financial Statements
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual at December 31, 2023 and 2022.
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
The Term Loan bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted as a debt modification and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company has the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through December 2023, the Company elected the PIK option, increasing the principal of the Term Loan by $4.6 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior to September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of December 31, 2023, the Term Loan had an annual effective interest rate of 16.9% per year.
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
During the years ended December 31, 2023 and December 31, 2022, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.3 million and $0.3 million, respectively.
Interest expense on the Term Loan was $8.5 million and $7.5 million during the years ended December 31, 2023 and December 31, 2022, respectively.

NeuroPace, Inc.
Notes to Financial Statements
As of December 31, 2023, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2024	$7,496
2025	65,671
Total	73,167
Less: Unamortized debt discount and issuance cost	(621)
Less: Unaccreted backend fee	(2,505)
Less: Interest	(13,087)
Term Loan	$56,954

7.     Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of December 31, 2023 and December 31, 2022, no dividends had been declared.
As of December 31, 2023 and December 31, 2022, the Company had reserved common stock for future issuance as follows:

	Year Ended December 31,
	2023	2022
Outstanding options under the 2021 Plan	2,208,341	3,446,583
Shares available for future grant under the 2021 Plan	1,314,502	1,443,946
Outstanding options under the 2023 Inducement Plan	380,424	—
Outstanding restricted stock units under the 2021 Plan	2,430,803	1,756,209
Common stock available for ESPP	399,798	429,940
Total	6,733,868	7,076,678
8.     Stock Plans
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

NeuroPace, Inc.
Notes to Financial Statements
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
Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the Company’s common stock on the date of grant; provided, however, that the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions. Generally, options and restricted stock units vest over a three or four-year period.
In January 2024, the number of shares of common stock available for issuance under the 2021 Plan was increased by 1,391,173 shares as a result of the automatic increase provision in the 2021 Plan.
A summary of shares available for grant under the 2021 Plan is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2022	2,132,750
Authorized	1,222,649
Granted/Awarded	(2,260,197)
Canceled	340,308
Withheld for taxes	8,436
Shares available for grant as of December 31, 2022	1,443,946
Authorized	1,252,287
Granted/Awarded	(2,758,399)
Canceled	1,322,669
Withheld for taxes	53,999
Shares available for grant as of December 31, 2023	1,314,502
2023 Inducement Plan
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
A summary of stock option activity for the years ended December 31, 2023 and 2022 is set forth below:

NeuroPace, Inc.
Notes to Financial Statements

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2022	3,038,970	$2.61	8.83
Granted	690,218	$7.83
Exercised	(157,447)	$0.03
Canceled	(125,158)	$6.99
Balances as of December 31, 2022	3,446,583	$3.61	8.06
Granted	695,225	$3.85
Exercised	(889,968)	$0.17
Canceled	(663,075)	$5.00
Balances as of December 31, 2023	2,588,765	$4.51	7.17
Vested and exercisable at December 31, 2023	1,623,869	$4.22	6.28
Vested and expected to vest at December 31, 2023	2,588,765	$4.51	7.17
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The total intrinsic value of stock options exercised was $5.3 million and $0.9 million during the years ended December 31, 2023 and December 31, 2022, respectively, determined at the date of each stock option exercise.
Early Exercise of Stock Options
The terms of the Company’s 2020 Plan and the 2021 Plan permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2023 and December 31, 2022 there were 30,211 and 78,389 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance under the ESPP. In January 2024, the number of shares of common stock available for issuance under the ESPP was increased by 278,234 shares as a result of the automatic increase provision in the ESPP.
The Company issued 280,599 and 284,758 shares under the ESPP for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, 399,798 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2023 through June 6, 2024.

NeuroPace, Inc.
Notes to Financial Statements
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	0.5	0.5
Expected volatility	63% - 90%	65% - 67%
Weighted average risk-free interest rate	5.36% - 5.43%	1.75% - 4.72%
Fair value of common stock	$4.20 - $8.49	$1.72 - $6.14
Dividend yield	—%	—%

Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2022	596,085	$22.06
Granted	1,569,979	$7.72
Vested	(194,705)	$22.78
Canceled	(215,150)	$13.95
Unvested, December 31, 2022	1,756,209	$10.15
Granted	2,063,174	$4.77
Vested	(728,986)	$9.76
Canceled	(659,594)	$7.14
Unvested, December 31, 2023	2,430,803	$6.52
The fair value of RSUs is based on the Company’s closing stock price on the date of grant.
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of goods sold	$606	$518
Research and development	2,749	2,304
Selling, general and administrative	6,203	5,527
Total stock-based compensation	$9,558	$8,349
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Year Ended December 31,
	2023	2022
Stock options and restricted stock units	$9,271	$7,949
ESPP	287	400
Total stock-based compensation	$9,558	$8,349

NeuroPace, Inc.
Notes to Financial Statements
As of December 31, 2023, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $16.0 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.2 years.
As of December 31, 2023, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The total fair value of options that vested during the years ended December 31, 2023 and December 31, 2022 was $7.8 million and $1.8 million, respectively. The options granted during the years ended December 31, 2023 and December 31, 2022 had a weighted average grant date fair value of $3.85 per share and $7.83 per share, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2023 and December 31, 2022:

Year Ended December 31,
	2023	2022
Expected term (in years)	5.27 - 6.25	5.27 - 6.25
Expected volatility	60% - 63%	50% - 52%
Weighted average risk-free interest rate	3.74% - 3.94%	1.79% - 3.56%
Fair value of common stock	$1.54 - $4.50	$6.30 - $8.15
Dividend yield	—%	—%

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
The fair value of the Company’s common stock is determined based on its closing market price on the date of grant.
The Company accounts for forfeitures as they occur.
9.     Income Taxes
The Company’s operations and income tax components are solely in the United States. From inception through 2023, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2023 and 2022. The Company accounts for income taxes in accordance with ASC 740, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred

NeuroPace, Inc.
Notes to Financial Statements
tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	4.5%	7.2%
Research and development tax credit	1.8%	1.4%
Stock-based compensation	(0.8)%	(1.9)%
Nondeductible interest expense	(0.5)%	(0.5)%
FIN 48 reserve	(0.3)%	(0.2)%
Change in valuation allowance	(23.3)%	(26.8)%
Other	(2.4)%	(0.2)%
Total	—%	—%
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$41,864	$40,884
Research and development credits	13,069	12,088
Research and development expenditures, capitalized for tax	8,271	4,563
Fixed assets and inventory	151	159
Accruals and reserves	1,633	1,180
Interest expense carryforward	5,033	3,850
Operating lease liability	3,958	4,442
Other	1,718	1,521
Gross deferred tax assets	75,697	68,687
Deferred tax liabilities:
Operating lease right-of-use asset	(3,436)	(3,910)
Total deferred tax liabilities	(3,436)	(3,910)
Valuation allowance	(72,261)	(64,777)
Net deferred tax assets	$—	$—
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $8.3 million.
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2023 and 2022. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $7.5 million and $12.8 million during the years ended December 31, 2023 and 2022, respectively. The current year change in the valuation

NeuroPace, Inc.
Notes to Financial Statements
allowance is primarily the result of $7.0 million increase in gross deferred tax assets net of a $0.5 million decrease in deferred tax liabilities.
As of December 31, 2023, the Company had net operating loss, or NOL, carryforwards of $155.0 million and $150.3 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards begin expiring in 2023 and 2028, for federal and state purposes, respectively. As of December 31, 2023, the amount of federal NOL carryforwards that does not expire is $103.3 million (subject to certain utilization limitations).
As of December 31, 2023, the Company had research and development credit carryforwards of $4.1 million and $13.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carryforward indefinitely.
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
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 expanding the definition of covered employees as defined under Section 162(m). The provisions under the expanded definition of covered employees did not have a material impact on the Company’s tax positions for the year ended December 31, 2022 or 2023.
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2022 or 2023.
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
On August 16, 2022, the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax on certain large corporations, a tax on stock buybacks and certain energy-related tax credits, each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act of 2022 does not have a material impact on the Company’s financial statements and related disclosures.
As of December 31, 2023, the Company had unrecognized tax benefits of $1.7 million related to $4.1 million and $13.2 million of federal and state research and development tax credit carryforwards, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate, due to the valuation allowance. It is unlikely that the amount of unrecognized tax benefits will significantly change over the next twelve months. No liability related to uncertain tax positions is recorded in the financial statements.

NeuroPace, Inc.
Notes to Financial Statements
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$1,601	$1,489
Increase in balance related to tax positions taken during the current year	136	112
Decrease in balance related to tax positions taken during prior years	(7)	—
Ending balance	$1,730	$1,601
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2023 and December 31, 2022.
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
10.     Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(32,956)	$(47,082)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	25,851,813	24,594,784
Net loss per share attributable to common stockholders, basic and diluted	$(1.27)	$(1.91)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2023	2022
Options to purchase common stock	2,588,765	3,446,583
Unvested early exercised common stock options	30,211	78,389
Unvested restricted stock units	2,430,803	1,756,209
Shares committed under ESPP	81,102	190,613
Total Shares	5,130,881	5,471,794

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

Insider Trading Arrangement
During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Name and Position	Date	Action	Rule 10b5-1(1)	Expiration Date	Total Shares of Common Stock to be Sold
Martha Morrell, Chief Medical Officer	September 5, 2023	Adoption	X	September 3, 2024	91,667 (2)
_________________
1.Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
2.Including the exercise and sale of up to 80,662 shares of the Company’s common stock subject to stock options.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2024 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Delinquent Section 16(a) Reports,” if applicable, in our 2024 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available on our website at https://investors.neuropace.com/corporate-governance. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” and “Director Compensation” in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plans at December 31, 2021” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance–Independence of the Board of Directors” in our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding accounting fees and services required by this item will be contained in our 2024 Proxy Statement in Proposal 2 under the captions “–Principal Accountant Fees and Services” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
(1) FINANCIAL STATEMENTS
Our financial statements are listed in the “Index to the Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
All schedules to the financial statements are omitted because they are not applicable, not material or the required information is shown in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(3) EXHIBITS
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
4.2	Description of securities	10-K	001-40377	4.2	March 2, 2023
10.1+	2020 Stock Plan.	S-1	333-254663	10.4	March 24, 2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Stock Plan.	S-1	333-254663	10.5	March 24, 2021
10.3+	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.5+	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.6+	NeuroPace, Inc. 2023 Inducement Plan, Form of Stock Option Grant Notice, and Form of Stock Option Agreement	8-K	001-40377	10.1	July 19, 2023
10.7+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
10.8+	Consulting Agreement dated June 28, 2023, by and between NeuroPace and Michael Favet	8-K	001-40377	10.1	June 28, 2023
10.9+	Offer Letter dated June 27, 2023, by and between NeuroPace and Joel Becker	8-K	001-40377	10.2	June 28, 2023
10.10+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Rebecca Kuhn.	S-1	333-254663	10.12	March 24, 2021
10.11+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Martha Morell, M.D.	S-1	333-254663	10.13	March 24, 2021
10.12+	Transition and Separation Agreement, dated February 7, 2024, by and between the Company and Irina Ridley.					X

10.13	Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC.	S-1	333-254663	10.17	March 24, 2021
10.14	First Amendment to Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC	10-Q	001-40337	10.1	May 12, 2022
10.15	Second Amendment to Term Loan Agreement, dated February 28, 2023, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG	10-Q	001-40337	10.1	May 4, 2023
10.16**	Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.					X
10.17**	Amendment 1 to Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.	10-Q	001-40337	10.2	May 4, 2023
10.18**	Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	S-1/A	333-254663	10.19	April 14, 2021
10.19**	First Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.					X
10.20**	Second Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.					X
10.21+	Non-Employee Director Compensation Policy	S-1/A	333-254663	10.20	April 14, 2021
10.22	Office Lease, dated August 24, 2011, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.21	April 14, 2021
10.23	First Amendment to Office Lease, dated May 24, 2018, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.22	April 14, 2021

10.24	Lease Modification Agreement, dated April 30, 2020, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.23	April 14, 2021
10.25	Second Amendment to Office Lease, dated August 22, 2022, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	10-Q	001-40337	10.2	November 8, 2022
10.26+	Officer Severance Benefit Plan.	S-1/A	333-254663	10.24	April 14, 2021
10.27+	Employee Cash Incentive Plan.	S-1/A	333-254663	10.25	April 14, 2021
10.28	Amended and Restated Investors’ Rights Agreement, dated August 19, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1/A	333-254663	10.1	April 14, 2021
10.29**	Exclusive Distribution Agreement, dated August 9, 2022, by and between the Company and DIXI Medical USA Corp.	10-Q	001-40337	10.3	November 8, 2022
10.30	Sales Agreement, dated November 8, 2022, among the registrant and SVB Securities LLC	S-3	333-268243	1.2	November 8, 2022
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page hereto).					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Incentive Compensation Recoupment Policy.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.INS	XBRL Instance Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X
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

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 5, 2024.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel Becker and Rebecca Kuhn, jointly and severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Becker	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2024
Joel Becker

/s/ Rebecca Kuhn	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 5, 2024
Rebecca Kuhn

/s/ Frank Fischer	Director	March 5, 2024
Frank Fischer

/s/ Joseph S. Lacob	Director	March 5, 2024
Joseph S. Lacob

/s/ Lisa Andrade	Director	March 5, 2024
Lisa Andrade

/s/ Rakhi Kumar	Director	March 5, 2024
Rakhi Kumar

/s/ Renee Ryan	Director	March 5, 2024
Renee Ryan
/s/ Uri Geiger	Director	March 5, 2024
Uri Geiger