Form 10-Q
period 2024-03-31
NeuroPace Inc
filed 2024-05-08
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2024, there were approximately 28,768,128 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,998	$18,058
Short-term investments	45,947	48,396
Accounts receivable	11,631	12,314
Inventory	11,416	11,214
Prepaid expenses and other current assets	2,262	2,737
Total current assets	84,254	92,719
Property and equipment, net	1,048	1,003
Operating lease right-of-use asset	13,027	13,405
Restricted cash	122	122
Deferred offering costs	387	387
Other assets	15	15
Total assets	$98,853	$107,651
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,268	$2,332
Accrued liabilities	7,290	11,180
Operating lease liability	1,683	1,627
Deferred revenue	869	1,090
Total current liabilities	13,110	16,229
Long-term debt	58,039	56,954
Operating lease liability, net of current portion	13,363	13,814
Total liabilities	84,512	86,997
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 28,717,452 and 27,823,465 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	29	28
Additional paid-in capital	527,046	524,435
Accumulated deficit	(512,734)	(503,809)
Total stockholders’ equity	14,341	20,654
Total liabilities and stockholders’ equity	$98,853	$107,651
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$18,124	$14,472
Cost of goods sold	4,781	4,100
Gross profit	13,343	10,372
Operating expenses
Research and development	5,784	5,263
Selling, general and administrative	15,104	13,428
Total operating expenses	20,888	18,691
Loss from operations	(7,545)	(8,319)
Interest income	827	726
Interest expense	(2,258)	(1,965)
Other income (expense), net	51	(817)
Net loss and comprehensive loss	$(8,925)	$(10,375)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.41)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,285,176	25,097,262
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2024	27,823,465	28	524,435	(503,809)	20,654
Net loss	—	—	—	(8,925)	(8,925)
Issuance of common stock pursuant to stock option exercises	409,045	—	721	—	721
Issuance of common stock upon vesting of restricted stock units	522,483	1	(1)	—	—
Shares withheld for taxes	(37,541)	—	(649)	—	(649)
Stock-based compensation	—	—	2,540	—	2,540
Balances as of March 31, 2024	28,717,452	$29	$527,046	$(512,734)	$14,341

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2023	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
Net loss	—	—	—	—	(10,375)	(10,375)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	17,608	—	1	—	—	1
Issuance of common stock upon vesting of restricted stock units	325,747	—	—	—	—	—
Shares withheld for taxes	(35,562)	—	(146)	—	—	(146)
Repurchase of common stock	(1,340)	—	—	—	—	—
Stock-based compensation	—	—	2,125	—	—	2,125
Balances as of March 31, 2023	25,352,204	$25	$508,693	$—	$(481,228)	$27,490

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(8,925)	$(10,375)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,540	2,125
Depreciation	45	48
Amortization of debt discount and issuance costs	78	64
Non-cash interest expense	316	234
PIK interest incurred but not paid on term loan	690	649
Amortization of right-of-use asset	378	347
(Gain) loss on short-term investments	(51)	817
Inventory write-downs	47	34
Changes in operating assets and liabilities
Accounts receivable	682	(1,713)
Inventory	(249)	(1,072)
Prepaid expenses and other assets	475	514
Accounts payable	950	(193)
Accrued liabilities	(3,890)	(834)
Deferred revenue	(220)	—
Operating lease liabilities	(394)	(343)
Net cash (used in) operating activities	(7,528)	(9,698)
Cash flows from investing activities
Acquisition of property and equipment	(104)	(132)
Proceeds from sale of short-term investments	2,500	10,200
Net cash provided by investing activities	2,396	10,068
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	721	1
Taxes withheld and paid related to net share settlement of equity awards	(649)	(146)
Payment of deferred offering costs	—	(110)
Net cash provided by (used in) financing activities	72	(255)
Net (decrease) increase in cash and cash equivalents	(5,060)	115
Cash, cash equivalents and restricted cash
Beginning of the period	18,180	6,727
End of the period	$13,120	$6,842
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$12,998	$6,720
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$13,120	$6,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,174	$1,018
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$55	$—
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink, (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. In November 2023, the Company issued and sold 933,500 shares of common stock under the Sales Agreement for gross proceeds of $8.1 million. The shares were sold at a weighted average price of $8.71 per share for aggregate net proceeds of approximately $7.6 million, after deducting sales commission and offering expenses. No sales were made pursuant to the ATM program during the quarter ended March 31, 2024. As of March 31, 2024, the Company has $41.9 million remaining under its ATM program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $512.7 million as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company used $7.5 million and $9.7 million of cash, respectively, in its operating activities. As of March 31, 2024, the Company had cash, cash equivalents and short-term investments of $58.9 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $70.0 million in the year ending December 31, 2024, and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of March 31, 2024, the Company was in compliance with all covenants of the Term Loan.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of March 31, 2024 and condensed results of operations and condensed cash flows for the three months ended March 31, 2024 and 2023 have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three months ended March 31, 2024 and 2023, there were no customers that represented 10% or more of revenue. As of March 31, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable.
The Company is subject to certain risks, including that its devices may not be approved or cleared or continue to be approved or cleared for marketing by governmental authorities or be successfully marketed for expanded

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of March 31, 2024 and December 31, 2023. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.9 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized during the three months ended March 31, 2024 that was included in the deferred revenue balance at the beginning of the year was immaterial.
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $2.2 million, which the Company expects to recognize as revenue by December 2025 pursuant to customer contract terms.
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
within prepaid expenses and other current assets on the balance sheets. Through March 31, 2024, $2.4 million of qualifying expenses have been incurred and funded by the NIH related to the first, second and third year of funding. As of March 31, 2024, the Company recorded prepaid expenses and other current assets of $0.1 million related to the third year of funding.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on the disclosures within its financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact this standard will have on the disclosures within its financial statements.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of March 31, 2024 (in thousands):

	Fair Value as of March 31, 2024	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$11,452	$11,452	$—	$—
Fixed income mutual fund, included in short-term investments	45,947	45,947	—	—
Total	$57,399	$57,399	$—	$—
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2023 (in thousands):

	Fair Value as of December 31, 2023	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$16,125	$16,125	$—	$—
Fixed income mutual fund, included in short-term investments	48,396	48,396	—	—
Total	$64,521	$64,521	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and December 31, 2023.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.4 million in unrealized gains from its short-term investment, respectively. As of March 31, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.7 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the three months ended March 31, 2023. The adjustment was not material to any previously issued financial statements. As of March 31, 2024 and December 31, 2023, the Company’s short-

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
term investment had a cumulative unrealized net loss of less than $0.1 million and unrealized net loss of $0.1 million, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$3,843	$4,090
Work-in-process	1,363	627
Finished goods	6,210	6,497
Total	$11,416	$11,214
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery, equipment, furniture and fixtures	$4,606	$4,522
Computer equipment and software	1,828	1,822
Leasehold improvements	2,426	2,426
	8,860	8,770
Less: Accumulated depreciation	(7,812)	(7,767)
Property and equipment, net	$1,048	$1,003
Depreciation expense for the three months ended March 31, 2024 and 2023 was less than $0.1 million and less than $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Payroll and related expenses	$5,942	$9,655
Inventory purchases	567	588
Professional fees	73	30
Other	708	907
Total accrued liabilities	$7,290	$11,180

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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The maturities of operating lease liabilities as of March 31, 2024 are as follows (in thousands):

March 31, 2024
2024 (remaining nine months)	$2,143
2025	2,942
2026	3,031
2027	3,122
2028	3,215
Thereafter	5,017
Total undiscounted lease payments	19,470
Less: imputed interest	4,424
Total operating lease liability	15,046
Less: current portion	1,683
Operating lease liability, net of current portion	$13,363
Operating lease cost was $0.7 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining term for the operating lease in Mountain View, California was 6.3 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the three months ended March 31, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $0.7 million and $0.7 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s product line. To maintain the exclusive distributor rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the purchase minimum by 10% for each of the two subsequent years. The Company met the purchase commitment for the first twelve months.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2024 and December 31, 2023.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of March 31, 2024 and December 31, 2023.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of March 31, 2024 and December 31, 2023.
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
The Term Loan bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted as a debt modification and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company has the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through March 2024, the Company elected the PIK option, increasing the principal of the Term Loan by $5.3 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its IPO on or prior to September 30, 2023. In connection with closing the IPO, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment is due in one installment on September 30, 2025. In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024 (see Note 11). The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of March 31, 2024, the Term Loan had an annual effective interest rate of 16.9% per year.
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
During the three months ended March 31, 2024 and 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $2.3 million and $2.0 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2024 (remaining nine months)	$5,704
2025	66,501
Total	72,205
Less: Unamortized debt discount and issuance cost	(542)
Less: Unaccreted backend fee	(2,258)
Less: Interest	(11,366)
Term Loan	$58,039
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of March 31, 2024 and December 31, 2023, no dividends had been declared.
As of March 31, 2024 and December 31, 2023, the Company had reserved common stock for future issuance pursuant to our equity plans as follows:

	March 31,	December 31,
	2024	2023
Shares available for future grant under the 2021 Equity Incentive Plan	2,161,317	1,314,502
Outstanding options under the 2021 Equity Incentive Plan	2,036,844	2,208,341
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	2,252,671	2,430,803
Common stock available for Employee Stock Purchase Plan	678,032	399,798
Total	7,509,288	6,733,868
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements

Shares Available for Grant
Shares available for grant as of January 1, 2024	1,314,502
Authorized	1,391,173
Granted/Awarded	(770,044)
Cancelled	188,145
Withheld for taxes	37,541
Shares available for grant as of March 31, 2024	2,161,317
A summary of stock option activity for the three months ended March 31, 2024 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2024	2,588,765	$4.51	7.17
Granted	288,170	$16.02
Exercised	(409,045)	$1.76
Cancelled	(50,622)	$9.67
Balances at March 31, 2024	2,417,268	$6.23	7.86
Vested and exercisable at March 31, 2024	1,357,081	$5.00	7.03
Vested and expected to vest at March 31, 2024	2,417,268	$6.23	7.86
Early Exercise of Stock Options
The terms of the Company’s 2020 Stock Plan, or the 2020 Plan, and the 2021 Plan, permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of March 31, 2024 and December 31, 2023, there were 18,844 and 30,211 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of March 31, 2024, 678,032 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2023 through June 6, 2024.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	2,430,803	$6.52
Granted	481,874	$14.73
Vested	(522,483)	$5.87
Cancelled	(137,523)	$5.92
Unvested, March 31, 2024	2,252,671	$8.46
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$162	$146
Research and development	809	500
Selling, general and administrative	1,569	1,479
Total stock-based compensation	$2,540	$2,125
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options and restricted stock units	$2,404	$2,071
ESPP	136	54
Total stock-based compensation	$2,540	$2,125
As of March 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $23.0 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.4 years.
As of March 31, 2024, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2024 and 2023 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no change in the estimated uncertain tax benefits recorded as of December 31, 2023.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(8,925)	$(10,375)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	28,285,176	25,097,262
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.41)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2024	2023
Options to purchase common stock	2,417,268	3,531,598
Unvested early exercised common stock options	18,844	65,296
Shares committed under ESPP	79,098	187,201
Unvested restricted stock units	2,252,671	3,099,974
Total Shares	4,767,881	6,884,069

11.    Subsequent Events
In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024 (see Note 6).

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of March 31, 2024, over 5,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients, which may include implantation of epilepsy neuromodulation devices such as our RNS System or the ongoing treatment of patients with neuromodulation devices. While most drug-resistant epilepsy patients begin their care at physician offices or community hospitals, we estimate that approximately 24,000 adult drug-resistant focal epilepsy patients are treated in Level 4 CECs in the United States each year. We estimate that this patient pool represents an annual core market opportunity of approximately $1.1 billion for initial RNS System implants, and we expect that it will continue to grow as the number of CECs, including Level 4 CECs, and epileptologists increases, and as more patients are referred to these CECs.
In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This PMA-S approval allows us to expand our commercial efforts to target and qualify approximately 1,800 additional epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons, empowering them to provide the RNS System as a much-needed treatment option for their patients and expanding our current annual core market opportunity to all 575,000 adults in the United States with drug-resistant focal epilepsy, representing a total addressable market opportunity of approximately $27 billion for initial RNS System implants.

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of March 31, 2024, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
Our RNS System has an estimated average battery life of nearly eleven years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to the market opportunity for initial implants.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of March 31, 2024, we had an accumulated deficit of $512.7 million, cash, cash equivalents and short-term investments of $58.9 million, and $58.0 million of outstanding term loans, net of debt discount and issuance costs.
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
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we will provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures.
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
We derive most of our revenue from sales of our RNS System to the hospital facilities that implant our RNS System. Our revenue fluctuates primarily based on the volume of procedures performed and the procedure mix between initial and replacement implants. Our revenue also has fluctuated and will continue to fluctuate in the future from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of our RNS System in new accounts and the number of physicians who are aware of and prescribe our RNS System.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenue	$18,124	$14,472	$3,652	25%
Cost of goods sold	4,781	4,100	681	17%
Gross profit	13,343	10,372	2,971	29%
Operating expenses
Research and development	5,784	5,263	521	10%
Selling, general and administrative	15,104	13,428	1,676	12%
Total operating expenses	20,888	18,691	2,197	12%
Loss from operations	(7,545)	(8,319)	774	(9)%
Interest income	827	726	101	14%
Interest expense	(2,258)	(1,965)	(293)	15%
Other income (expense), net	51	(817)	868	(106)%
Net loss	$(8,925)	$(10,375)	$1,450	(14)%
Revenue
Revenue increased by $3.7 million, or 25%, to $18.1 million during the three months ended March 31, 2024, compared to $14.5 million during the three months ended March 31, 2023. The increase in revenue was primarily due to an increase in the number of units sold for initial implant procedures and an increase in sales of DIXI Medical products, partially offset by a decrease in units sold for replacement implant procedures in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Revenue from sales of our RNS System for replacement procedures represented approximately 4% of our total revenue for the three months ended March 31, 2024, as compared to approximately 8% for the three months ended March 31, 2023. Substantially all of our revenue, with the exception of less than $0.1 million, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.7 million, or 17%, to $4.8 million during the three months ended March 31, 2024, compared to $4.1 million during the three months ended March 31, 2023. The increase was primarily due to the increase in sales volume. Our gross margin increased from 71.7% for the three months ended March 31, 2023, to 73.6% for the three months ended March 31, 2024 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, and higher gross margin on service revenue, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $0.5 million, or 10%, to $5.8 million during the three months ended March 31, 2024, compared to $5.3 million during the three months ended March 31, 2023, primarily due to an increase of $0.8 million in personnel-related expenses, including stock-based compensation. The increases were offset in part by an increase of $0.3 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.7 million, or 12%, to $15.1 million during the three months ended March 31, 2024, compared to $13.4 million during the three months ended March 31, 2023. This increase was primarily due to an increase of $1.8 million in personnel-related expenses driven by an increase in our sales and field support personnel and severance costs during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, and an increase of $0.2 million in sales, field support and marketing costs, including travel. The increases were offset in part by a decrease of $0.3 million in general and administrative costs, primarily insurance.
Interest Expense and Income
Interest expense increased to $2.3 million for the three months ended March 31, 2024, compared to $2.0 million for the three months ended March 31, 2023, due to an increase in average balances of our Term Loan as a result of using the paid-in-kind option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through March 2024 and to an increase in the Term Loan interest rate from 12.5% to 13.5% effective March 1, 2023. Interest income increased by $0.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher interest yields in the three months ended March 31, 2024, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by $0.9 million to $0.1 million during the three months ended March 31, 2024, compared to $(0.8) million during the three months ended March 31, 2023, primarily due to unrealized gain, net on short-term investments in the three months ended March 31, 2024.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $58.9 million, compared to $66.5 million at December 31, 2023, and $58.0 million outstanding under the Term Loan, net of debt discount and issuance costs, compared to $57.0 million at December 31, 2023. In September 2020, we entered into the Term Loan and borrowed $50.0 million. In April 2021, we completed our IPO and received $105.5 million in net proceeds after deducting underwriting discounts and commissions and offering costs.
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. In November 2023, we received net proceeds of approximately $7.6 million from the sale of shares of common stock pursuant to our ATM offering program, after deducting sales commission and offering expenses. As of March 31, 2024, we have $41.9 million remaining under our ATM program.
Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10 million expired without being drawn.
The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. From January 2023 through June 2025, we have the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from January 2023 through March 2024, we elected the PIK option.
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
The Term Loan is collateralized by substantially all of our assets. The loan agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that we achieve minimum annual revenue thresholds and maintain a minimum balance of cash and cash equivalents. See Notes 1 and 6 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
We paid $1.0 million in fees to the lender and third parties which is reflected as a discount on the loan and is being accreted over the life of the loan using the effective interest method.
In May 2024, we amended the Term Loan to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024.
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to support our continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $19.5 million as of March 31, 2024. See “Facility Lease” in Note 5 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2024, we had cash, cash equivalents and short-term investments of $58.9 million. Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our condensed financial statements as of and for the three months ended March 31, 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(7,528)	$(9,698)
Investing activities	2,396	10,068
Financing activities	72	(255)
Net (decrease) increase in cash and cash equivalents	$(5,060)	$115
Cash Flows Used in Operating Activities
Net cash used in operating activities was $7.5 million for the three months ended March 31, 2024. Cash used in operating activities was primarily a result of the net loss of $8.9 million, adjusted for non-cash charges of $4.0 million and change in operating assets and liabilities of $2.6 million. The non-cash charges primarily consisted of $2.5 million of stock-based compensation, $0.7 million of interest incurred but paid-in-kind, $0.4 million of amortization of right-of-use assets and $0.3 million of non-cash interest expense related to our term loan. The change in operating assets and liabilities was due to an increase in inventories of $0.2 million largely due to an increase in work-in-process inventory partially offset by a reduction in raw materials and finished goods, a decrease in accrued liabilities of $3.9 million largely due to accrued payroll and related expenses, a decrease in operating lease liabilities of $0.4 million, and a decrease in deferred revenue of $0.2 million, offset in part by an increase in accounts payable of $1.0 million primarily due to the timing of payments to our vendors, a decrease in accounts receivable of $0.7 million, and a decrease in in prepaid expenses and other assets of $0.5 million.
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
Cash Flows Provided by Investing Activities

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2024, which primarily consisted of sales of short-term investments of $2.5 million, partially offset by purchases of property and equipment of $0.1 million.
Net cash provided by investing activities was $10.1 million for the three months ended March 31, 2023, which primarily consisted of sales of short-term investments of $10.2 million, which amounts were partially offset by purchases of property and equipment of $0.1 million.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024, which primarily consisted of proceeds from the issuance of common stock under employee plans of $0.7 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.6 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024. There were no material changes to these accounting policies during the three months ended March 31, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2024, we had cash, cash equivalents and short-term investments of $58.9 million, compared to $66.5 million at December 31, 2023, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in our common stock speculative or risky include, among others:
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. Our RNS System was historically recommended as well as implanted primarily at Level 4 CECs and has recently expanded outside of Level 4 CECs and into the community setting. If we are not successful in enhancing awareness of our RNS System, driving utilization and adoption across Level 4 CECs, growing utilization and adoption in the community, expanding referral pathways to increase referrals to Level 4 comprehensive epilepsy centers, or CECs, reaching beyond Level 4 CECs and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our products among patients, clinicians and hospital facilities and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System, our sales, business, financial condition and results of operations would be harmed;
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

•We are seeking expanded FDA labeling for our RNS System to be able to treat patients with drug-resistant generalized epilepsy, as well as patients between the ages of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed;
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
•Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information may subject us to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may disrupt our business operations and harm our business and reputation, financial conditions, results of operations and prospects and cause other adverse business consequences;
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
•Our estimates of market opportunity and forecasts of market and revenue growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all; and

•Our actual operating results may differ significantly from any guidance provided.

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
Furthermore, the overall amount of reimbursement available for brain-responsive neuromodulation for drug resistant focal epilepsy could decrease in the future. Changes in reimbursement may not necessarily impact our sales. Additionally, we cannot be sure that the reimbursement amounts available for brain-responsive neuromodulation for drug resistant focal epilepsy will not reduce or otherwise negatively impact the demand for our marketed RNS System. Failure by users of our RNS System to obtain coverage and adequate reimbursement for the implant procedures or for clinicians providing ongoing patient care would cause our business, financial condition, and results of operations to suffer. Additionally, a third-party payor’s decision to provide coverage for a brain-

responsive neuromodulation for drug resistant focal epilepsy does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
As of March 31, 2024, we had 181 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
If clinical studies do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with generalized drug-resistant epilepsy as well as patients age 12 to 17 with drug-

resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process.
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
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and originate from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, cyber criminals, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software and zero-day vulnerabilities, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
We may maintain, use, and share sensitive health information that we receive directly from patients that use our products, throughout the clinical study process, in the course of our research collaborations, and from healthcare providers in the course of using our products and systems. Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive, maintain, use, or transfer individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, including certain health information, which is a broader class of information than the health information protected by HIPAA.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection in one, several, or all geographies. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. As such, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we license from or license to third parties, including by way of our cross-license with Medtronic, and we are therefore reliant on our licensors or licensees. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Furthermore, our license agreements may be terminated by the licensor. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship and the like, although we are unaware of any such defects that we believe are of importance. If we or any of our current or future licensors or licensees fail to obtain, maintain, protect, enforce or defend such patents and other intellectual property rights, such rights may be reduced or eliminated. If any of our current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2024 and 2023, we reported net losses of $8.9 million and $10.4 million, respectively. As a result of these losses, as of March 31, 2024, we had an accumulated deficit of approximately $512.7 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which the lender has made available to us an aggregate principal amount not to exceed $60.0 million, of which, as of March 31, 2024, we have drawn $50.0 million and the remainder was available to be drawn only if we met certain financial thresholds, which we did not meet. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as financial maintenance covenants, including minimum liquidity and annual revenue covenants. In February 2023, the Term Loan was amended to reduce the minimum annual revenue covenant and increase the annual interest rate from 12.5% to 13.5%, effective March 1, 2023. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to terminate its commitment to provide additional loans and declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2024 and 2023, our net cash used in operating activities was $7.5 million and $9.7 million, respectively. As of March 31, 2024, we had $58.9 million of cash, cash equivalents and short-term investments and $13.1 million in current liabilities.

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
As of March 31, 2024, we had a total of approximately 28.7 million shares outstanding of common stock, of which 11.2 million shares are held by directors, executive officers and other affiliates. These shares will be subject to volume limitations under Rule 144 under the Securities Act, and may also be subject to vesting requirements.
As of March 31, 2024, there were approximately 7.5 million shares of common stock reserved for future issuance under our equity incentive plans. All of the shares of common stock issuable upon exercise of outstanding stock options, vesting and settlement of restricted stock units, or RSUs, and exercise or settlement of any other equity incentives are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements and, for our affiliates, volume limitations described above.
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
Based on the number of shares of common stock outstanding as of March 31, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 71.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.

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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company, and no longer qualify for certain scaled disclosure requirements as a smaller reporting company. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform such evaluation required by our auditors under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if we identify additional material weaknesses in our internal control over financial reporting, our reputation could be negatively impacted, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
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
•the timing of customer orders, scheduling or cancelling of implant procedures using our products and the number of available selling days in any quarterly period, which can be impacted by holidays, vacations, the mix of products sold and the geographic mix of where products are sold, including any related foreign currency impact;
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
The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021. As of March 31, 2024, approximately $83.2 million of the net proceeds had been used for general corporate purposes, including cash used in operations and capital expenditures.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
10.1	Transition and Separation Agreement, dated February 7, 2024, by and between the Company and Irina Ridley.	10-K	001-40377	10.12	March 5, 2024
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 8, 2024.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer, Vice President, Finance and Administration, and Corporate Secretary (Principal Financial and Accounting Officer)