Form 10-Q
period 2024-06-30
NeuroPace Inc
filed 2024-08-13
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2024, there were approximately 29,196,985 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$12,844	$18,058
Short-term investments	42,693	48,396
Accounts receivable	11,242	12,314
Inventory	11,363	11,214
Prepaid expenses and other current assets	2,084	2,737
Total current assets	80,226	92,719
Property and equipment, net	998	1,003
Operating lease right-of-use asset	12,641	13,405
Restricted cash	122	122
Deferred offering costs	387	387
Other assets	15	15
Total assets	$94,389	$107,651
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,290	$2,332
Accrued liabilities	7,745	11,180
Operating lease liability	1,741	1,627
Deferred revenue	809	1,090
Total current liabilities	12,585	16,229
Long-term debt	59,016	56,954
Operating lease liability, net of current portion	12,903	13,814
Total liabilities	84,504	86,997
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 29,139,206 and 27,823,465 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	29	28
Additional paid-in capital	530,104	524,435
Accumulated deficit	(520,248)	(503,809)
Total stockholders’ equity	9,885	20,654
Total liabilities and stockholders’ equity	$94,389	$107,651
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue	$19,256	$16,510	$37,380	$30,982
Cost of goods sold	5,122	4,538	9,903	8,638
Gross profit	14,134	11,972	27,477	22,344
Operating expenses
Research and development	6,065	5,343	11,849	10,606
Selling, general and administrative	14,299	14,483	29,403	27,911
Total operating expenses	20,364	19,826	41,252	38,517
Loss from operations	(6,230)	(7,854)	(13,775)	(16,173)
Interest income	762	733	1,589	1,459
Interest expense	(2,166)	(2,125)	(4,424)	(4,090)
Other income (expense), net	120	122	171	(695)
Net loss and comprehensive loss	$(7,514)	$(9,124)	$(16,439)	$(19,499)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.36)	$(0.58)	$(0.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,853,216	25,472,526	28,569,196	25,285,933
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2024	27,823,465	$28	$524,435	$(503,809)	$20,654
Net loss	—	—	—	(8,925)	(8,925)
Issuance of common stock pursuant to stock option exercises	409,045	—	721	—	721
Issuance of common stock upon vesting of restricted stock units	522,483	1	(1)	—	—
Shares withheld for taxes	(37,541)	—	(649)	—	(649)
Stock-based compensation	—	—	2,540	—	2,540
Balances as of March 31, 2024	28,717,452	29	527,046	(512,734)	14,341
Net loss	—	—	—	(7,514)	(7,514)
Issuance of common stock pursuant to stock option exercises	95,008	—	53	—	53
Issuance of common stock pursuant to Employee Stock Purchase Plan	94,743	—	528	—	528
Issuance of common stock upon vesting of restricted stock units	242,518	—	—	—	—
Shares withheld for taxes	(9,233)	—	(72)	—	(72)
Repurchase of common stock	(1,282)	—	—	—	—
Change in early exercise liability	—	—	1	—	1
Stock-based compensation	—	—	2,548	—	2,548
Balances as of June 30, 2024	29,139,206	$29	$530,104	$(520,248)	$9,885

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(16,439)	$(19,499)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,088	4,780
Depreciation	103	96
Amortization of debt discount and issuance costs	132	133
Non-cash interest expense	540	494
PIK interest incurred but not paid on term loan	1,389	1,314
Amortization of right-of-use asset	764	702
(Gain) loss on short-term investments	(96)	695
Inventory write-downs	89	88
Changes in operating assets and liabilities
Accounts receivable	1,071	(3,395)
Inventory	(238)	(389)
Prepaid expenses and other assets	653	1,061
Accounts payable	28	(215)
Accrued liabilities	(3,436)	769
Deferred revenue	(280)	—
Operating lease liabilities	(796)	(692)
Net cash used in operating activities	(11,428)	(14,058)
Cash flows from investing activities
Acquisition of property and equipment	(167)	(132)
Proceeds from sale of short-term investments	5,800	15,500
Net cash provided by investing activities	5,633	15,368
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	1,302	246
Taxes withheld and paid related to net share settlement of equity awards	(721)	(187)
Payment of deferred offering costs	—	(119)
Net cash provided by (used in) financing activities	581	(60)
Net (decrease) increase in cash and cash equivalents	(5,214)	1,250
Cash, cash equivalents and restricted cash
Beginning of the period	18,180	6,727
End of the period	$12,966	$7,977
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$12,844	$7,855
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$12,966	$7,977

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,362	$2,148
Supplemental disclosures of non-cash investing and financing information:
Net change in accrued liabilities from early exercise of options	$(1)	$(1)
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
1.The Company
NeuroPace, Inc., or the Company, was incorporated in the state of Delaware on November 19, 1997. The Company is a medical device company that has developed the RNS System, the only commercially available brain-responsive neuromodulation system designed for treating drug-resistant focal epilepsy by delivering personalized, real-time treatment at the seizure source. The Company began commercializing its products in the United States in 2014.
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. In November 2023, the Company sold 933,500 shares of common stock under the Sales Agreement for gross proceeds of $8.1 million, or $7.6 million after deducting sales commissions and offering expenses. No sales were made pursuant to the ATM program during the six months ended June 30, 2024. As of June 30, 2024, the Company has $41.9 million remaining under its ATM program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $520.2 million as of June 30, 2024. For the six months ended June 30, 2024 and 2023, the Company used $11.4 million and $14.1 million, respectively, of cash in its operating activities. As of June 30, 2024, the Company had cash, cash equivalents and short-term investments of $55.5 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $70.0 million in each of the years ending December 31, 2024 and December 31, 2025 and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of June 30, 2024, the Company was in compliance with all covenants of the Term Loan.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of June 30, 2024 and condensed results of operations for the three and six months ended June 30, 2024 and 2023 and condensed cash flows for the six months ended June 30, 2024 and 2023 have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and six months ended June 30, 2024 and 2023, there were no customers that represented 10% or more of revenue. As of June 30, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of June 30, 2024 and December 31, 2023. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.8 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the year was immaterial. No such revenue was recognized during the three and six months ended June 30, 2023.
As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $2.1 million, which the Company expects to recognize as revenue by December 2025 pursuant to customer contract terms.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s condensed financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards. On May 25, 2023, the Company received funding approval for year three in the amount of $3.0 million, which includes $1.5 million for subawards. On July 22, 2024, the Company received funding approval for year four in the amount of $1.7 million, which includes $1.0 million for subawards.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. Through June 30, 2024, $3.0 million of qualifying expenses have been incurred and funded by the NIH related to the first to fourth year of funding. As of June 30, 2024, the Company recorded prepaid expenses and other current assets of $0.1 million related to the fourth year of funding.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. This ASU is applicable to the Company beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2024. The Company is currently evaluating the impact this standard will have on the disclosures included in the notes to the financial statements.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of June 30, 2024 (in thousands):

	Fair Value as of June 30, 2024	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$12,213	$12,213	$—	$—
Fixed income mutual fund, included in short-term investments	42,693	42,693	—	—
Total	$54,906	$54,906	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2024 and December 31, 2023.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
three months ended June 30, 2024 and 2023, the Company recognized less than $0.1 million and $0.1 million in unrealized gains from its short-term investment, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.6 million in unrealized gains from its short-term investment, respectively. As of June 30, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.5 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the six months ended June 30, 2023. The adjustment was not material to any previously issued financial statements. The Company’s short-term investment had no cumulative unrealized net gain or loss as of June 30, 2024, and cumulative unrealized net loss of $0.1 million as of December 31, 2023.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$3,246	$4,090
Work-in-process	1,525	627
Finished goods	6,592	6,497
Total	$11,363	$11,214
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery, equipment, furniture and fixtures	$4,613	$4,522
Computer equipment and software	1,828	1,822
Leasehold improvements	2,426	2,426
	8,867	8,770
Less: Accumulated depreciation	(7,869)	(7,767)
Property and equipment, net	$998	$1,003
Depreciation expense for the three months ended June 30, 2024 and 2023 was $0.1 million and less than $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Payroll and related expenses	$6,298	$9,655
Inventory purchases	640	588
Professional fees	86	30
Other	721	907
Total accrued liabilities	$7,745	$11,180

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The maturities of operating lease liabilities as of June 30, 2024 are as follows (in thousands):

June 30, 2024
2024 (remaining six months)	$1,428
2025	2,942
2026	3,031
2027	3,122
2028	3,215
Thereafter	5,017
Total undiscounted lease payments	18,755
Less: imputed interest	4,111
Total operating lease liability	14,644
Less: current portion	1,741
Operating lease liability, net of current portion	$12,903
Operating lease cost was $0.7 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively. Operating lease cost was $1.4 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the remaining term for the operating lease in Mountain View, California was 6.0 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the six months ended June 30, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $1.4 million and $1.4 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. To maintain the distribution rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the purchase minimum by 10% for each of the two subsequent years. The Company met the purchase commitment for the first twelve months.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of June 30, 2024 and December 31, 2023.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of June 30, 2024 and December 31, 2023.
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
The Term Loan initially bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted for as a debt modification in accordance with Accounting Standards Codification - Debt (Topic 470) and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company had the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through June 2024, the Company elected the PIK option, increasing the principal of the Term Loan by $6.0 million.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its initial public offering, or IPO, on or prior to September 30, 2023. In connection with closing the IPO in April 2021, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment was to be due in one installment on September 30, 2025. In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with Accounting Standards Codification - Debt (Topic 470) and no gain or loss was recognized. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of June 30, 2024, the Term Loan had an annual effective interest rate of 15.5% per year.
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
During the three months ended June 30, 2024 and 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $2.2 million and $2.1 million during the three months ended June 30, 2024 and 2023, respectively. Interest expense on the Term Loan was $4.4 million and $4.1 million during the six months ended June 30, 2024 and 2023, respectively.
As of June 30, 2024, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2024 (remaining six months)	$3,864
2025	7,666
2026	67,341
Total	78,871
Less: Unamortized debt discount and issuance cost	(488)
Less: Unaccreted backend fee	(2,103)
Less: Interest	(17,264)
Term Loan	$59,016
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2024 and December 31, 2023, no dividends had been declared.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of June 30, 2024 and December 31, 2023, the Company had reserved common stock for future issuance pursuant to its equity plans as follows:

	June 30,	December 31,
	2024	2023
Shares available for future grant under the 2021 Equity Incentive Plan	2,291,585	1,314,502
Outstanding options under the 2021 Equity Incentive Plan	1,995,161	2,208,341
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,835,793	2,430,803
Common stock available for Employee Stock Purchase Plan	583,289	399,798
Total	7,086,252	6,733,868
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2024	1,314,502
Authorized	1,391,173
Granted/Awarded	(910,445)
Cancelled	449,581
Withheld for taxes	46,774
Shares available for grant as of June 30, 2024	2,291,585
A summary of stock option activity for the six months ended June 30, 2024 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2024	2,588,765	$4.51	7.17
Granted	400,284	$13.45
Exercised	(504,053)	$1.54
Cancelled	(109,411)	$12.59
Balances at June 30, 2024	2,375,585	$6.27	7.68
Vested and exercisable at June 30, 2024	1,389,902	$5.09	6.76
Vested and expected to vest at June 30, 2024	2,375,585	$6.27	7.68
Early Exercise of Stock Options
Certain of the Company’s outstanding options are early exercisable pursuant to their terms. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
June 30, 2024 and December 31, 2023, there were 6,892 and 30,211 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of June 30, 2024, 583,289 shares under the ESPP remain available for purchase. The Company issued 94,743 and 164,710 shares under the ESPP during the six months ended June 30, 2024 and 2023, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning June 7, 2024 through December 6, 2024.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	2,430,803	$6.52
Granted	510,161	$14.38
Vested	(765,001)	$6.21
Cancelled	(340,170)	$7.43
Unvested, June 30, 2024	1,835,793	$8.66
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$197	$148	$359	$294
Research and development	796	733	1,605	1,233
Selling, general and administrative	1,555	1,774	3,124	3,253
Total stock-based compensation	$2,548	$2,655	$5,088	$4,780
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and restricted stock units	$2,418	$2,606	$4,822	$4,677
ESPP	130	49	266	103
Total stock-based compensation	$2,548	$2,655	$5,088	$4,780

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of June 30, 2024, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $19.2 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.2 years.
As of June 30, 2024, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2024 and 2023 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,514)	$(9,124)	$(16,439)	$(19,499)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	28,853,216	25,472,526	28,569,196	25,285,933
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.36)	$(0.58)	$(0.77)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2024	2023
Options to purchase common stock	2,375,585	3,457,501
Unvested restricted stock units	1,835,793	2,992,124
Shares committed under ESPP	104,731	110,968
Unvested early exercised common stock options	6,892	53,599
Total Shares	4,323,001	6,614,192

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of June 30, 2024, over 6,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of June 30, 2024, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of June 30, 2024, we had an accumulated deficit of $520.2 million, cash, cash equivalents and short-term investments of $55.5 million, and $59.0 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Based on our current planned operations, we believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months. See “Liquidity and Capital Resources - Future Funding Requirements” for additional information.
Collaborations and Partnerships
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. DIXI Medical is a subsidiary of a European company that pioneered the development of Stereo EEG electrodes and related products. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership provides us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. DIXI Medical provides us with ongoing commercial support and supplies the DIXI Medical products we order.
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
Factors Affecting Our Performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
Clinician, Hospital and Patient Awareness and Acceptance of Our RNS System
Our goal is to establish our RNS System as a standard of care for drug-resistant epilepsy. We intend to continue to promote awareness of our RNS System within existing and new accounts through additional investments in training and education of clinicians, epilepsy centers, hospitals and patients on the clinical benefits of our RNS System for the treatment of drug-resistant epilepsy. In addition, we intend to publish additional clinical data in scientific journals and to continue presenting at medical conferences. We plan to continue building patient awareness through direct-to-patient marketing initiatives, which include advertising, social media and online education. We also intend to continue supporting patient and referring clinician outreach efforts to help increase the number of appropriate patients with drug-resistant epilepsy being treated at CECs and outside of CECs, including by way of our expansion into the community setting. These efforts require significant investment by our marketing and sales organization.
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
Beginning in the fourth quarter of 2023, we also derive revenue from services provided to Rapport pursuant to our collaboration agreement with Rapport. Our revenue from this collaboration fluctuates due to the timing of services provided and other factors.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$19,256	$16,510	$2,746	17%
Cost of goods sold	5,122	4,538	584	13%
Gross profit	14,134	11,972	2,162	18%
Operating expenses
Research and development	6,065	5,343	722	14%
Selling, general and administrative	14,299	14,483	(184)	(1)%
Total operating expenses	20,364	19,826	538	3%
Loss from operations	(6,230)	(7,854)	1,624	(21)%
Interest income	762	733	29	4%
Interest expense	(2,166)	(2,125)	(41)	2%
Other income (expense), net	120	122	(2)	(2)%
Net loss	$(7,514)	$(9,124)	$1,610	(18)%
Revenue
Revenue increased by $2.7 million, or 17%, to $19.3 million during the three months ended June 30, 2024, compared to $16.5 million during the three months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. Substantially all of our revenue, with the exception of $0.1 million in the three months ended June 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.6 million, or 13%, to $5.1 million during the three months ended June 30, 2024, compared to $4.5 million during the three months ended June 30, 2023. The increase was primarily due to the increase in sales volume. Our gross margin increased from 72.5% for the three months ended June 30, 2023, to 73.4% for the three months ended June 30, 2024 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $0.7 million, or 14%, to $6.1 million during the three months ended June 30, 2024, compared to $5.3 million during the three months ended June 30, 2023, primarily due to an increase of $0.5 million in product development and clinical trial expenses and an increase of $0.4 million in personnel-related expenses. The increases were offset in part by an increase of $0.3 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.2 million, or 1%, to $14.3 million during the three months ended June 30, 2024, compared to $14.5 million during the three months ended June 30, 2023. This decrease was primarily due to a decrease of $0.6 million in personnel-related expenses, partly offset by an increase of $0.3 million in sales, field support and marketing costs, including travel.
Interest Expense and Income
Interest expense increased to $2.2 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023, due to an increase in average balances of our Term Loan as a result of using the PIK option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through June 2024. Interest income increased by less than $0.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, primarily due to higher interest yields in the three months ended June 30, 2024, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net was $0.1 million during the three months ended June 30, 2024, compared to $0.1 million during the three months ended June 30, 2023, and primarily consists of unrealized gain, net on short-term investments in the three months ended June 30, 2024 and 2023.
Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$37,380	$30,982	$6,398	21%
Cost of goods sold	9,903	8,638	1,265	15%
Gross profit	27,477	22,344	5,133	23%
Operating expenses
Research and development	11,849	10,606	1,243	12%
Selling, general and administrative	29,403	27,911	1,492	5%
Total operating expenses	41,252	38,517	2,735	7%
Loss from operations	(13,775)	(16,173)	2,398	(15)%
Interest income	1,589	1,459	130	9%
Interest expense	(4,424)	(4,090)	(334)	8%
Other income (expense), net	171	(695)	866	(125)%
Net loss	$(16,439)	$(19,499)	$3,060	(16)%
Revenue
Revenue increased by $6.4 million, or 21%, to $37.4 million during the six months ended June 30, 2024, compared to $31.0 million during the six months ended June 30, 2023. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. Substantially all of our revenue, with the exception of $0.1 million in the six months ended June 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.3 million, or 15%, to $9.9 million during the six months ended June 30, 2024, compared to $8.6 million during the six months ended June 30, 2023. The increase was primarily due to the increase in sales volume. Our gross margin increased from 72.1% for the six months ended June 30, 2023, to 73.5% for the six months ended June 30, 2024 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $1.2 million, or 12%, to $11.8 million during the six months ended June 30, 2024, compared to $10.6 million during the six months ended June 30, 2023, primarily due to an increase of $1.2 million in personnel-related expenses, including stock-based compensation, and an increase of $0.7 million in product development and clinical trial expenses. The increases were offset in part by an increase of $0.7 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.5 million, or 5%, to $29.4 million during the six months ended June 30, 2024, compared to $27.9 million during the six months ended June 30, 2023. This increase was primarily due to an increase of $1.2 million in personnel-related expenses driven by an increase in our sales and field support personnel during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and an increase of $0.5 million in sales, field support and marketing costs, including travel. The increases were offset in part by a decrease of $0.3 million in general and administrative costs, primarily insurance.
Interest Expense and Income
Interest expense increased to $4.4 million for the six months ended June 30, 2024, compared to $4.1 million for the six months ended June 30, 2023, due to an increase in average balances of our Term Loan as a result of using the PIK option for interest whereby we added part of the interest due to the Term Loan's principal balance instead of paying it in cash for the payment dates from April 2022 through June 2024 and to an increase in the Term Loan interest rate from 12.5% to 13.5% effective March 1, 2023. Interest income increased by $0.1 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to higher interest yields in the three months ended June 30, 2024, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by $0.9 million to $0.2 million during the six months ended June 30, 2024, compared to $(0.7) million during the six months ended June 30, 2023, primarily due to unrealized gain, net on short-term investments in the three months ended June 30, 2024.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $55.5 million and $59.0 million outstanding under the Term Loan, net of debt discount and issuance costs.
At-the-Market Equity Program
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. In November 2023, we received net proceeds of approximately $7.6 million from the sale of shares of common stock pursuant to our ATM offering program, after deducting sales commission and offering expenses. As of June 30, 2024, we have $41.9 million remaining under our ATM program.

Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10 million expired without being drawn.
The Term Loan bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. From January 2023 through June 2025, we had the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from January 2023 through June 2024, we elected the PIK option.
The Term Loan was interest-only through September 30, 2023, which was extended to September 30, 2025 in connection with the closing of our IPO. Following the interest-only period, principal payment will be due in one installment on September 30, 2025. In May 2024, we amended the Term Loan to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid.
The Term Loan is collateralized by substantially all of our assets. The loan agreement contains customary representations and warranties, covenants, events of default and termination provisions. The financial covenants require that we achieve minimum annual revenue thresholds and maintain a minimum balance of cash and cash equivalents. See Notes 1 and 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Future Funding Requirements
We expect to incur continued expenditures in the future in support of our commercialization efforts in the United States. In addition, we intend to continue to make investments in clinical studies, development of new products, and other ongoing research and development programs. We may incur additional expenses to expand our commercial organization to support our continued growth. We may incur additional expenses to further enhance our research and development efforts and to pursue commercial opportunities outside of the United States. We lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $18.8 million as of June 30, 2024. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least 12 months from the issuance of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(11,428)	$(14,058)
Investing activities	5,633	15,368
Financing activities	581	(60)
Net (decrease) increase in cash and cash equivalents	$(5,214)	$1,250
Cash Flows Used in Operating Activities
Net cash used in operating activities was $11.4 million for the six months ended June 30, 2024. Cash used in operating activities was primarily a result of the net loss of $16.4 million, adjusted for non-cash charges of $8.0 million and change in operating assets and liabilities of $3.0 million. The non-cash charges primarily consisted of $5.1 million of stock-based compensation, $1.4 million of interest incurred but paid-in-kind, $0.8 million of amortization of right-of-use assets and $0.5 million of non-cash interest expense related to our Term Loan. The change in operating assets and liabilities was due to a decrease in accrued liabilities of $3.4 million largely due to accrued payroll and related expenses, a decrease in operating lease liabilities of $0.8 million, an increase in inventories of $0.2 million largely due to an increase in work-in-process inventory partially offset by a reduction in raw materials and finished goods, and a decrease in deferred revenue of $0.3 million, offset in part by a decrease in accounts receivable of $1.1 million, and a decrease in in prepaid expenses and other assets of $0.7 million.
Net cash used in operating activities was $14.1 million for the six months ended June 30, 2023. Cash used in operating activities was primarily a result of the net loss of $19.5 million, adjusted for non-cash charges of $8.3 million and change in operating assets and liabilities of $2.9 million. The non-cash charges primarily consisted of $4.8 million of stock-based compensation, $1.3 million of interest incurred but paid-in-kind, $0.7 million of amortization of right-of-use assets, $0.5 million of non-cash interest expense related to our Term Loan and $0.7 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $3.4 million primarily due to an increase in sales of our RNS System and DIXI Medical products, an increase in inventories of $0.4 million largely due to an increase in raw materials partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $0.7 million, and a decrease in accounts payable of $0.2 million primarily due to the timing of payments to our vendors, offset in part by a decrease in prepaid expenses and other assets of $1.1 million, and an increase in accrued liabilities of $0.8 million.

Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $5.6 million for the six months ended June 30, 2024, which primarily consisted of sales of short-term investments of $5.8 million, partially offset by purchases of property and equipment of $0.2 million.
Net cash provided by investing activities was $15.4 million for the six months ended June 30, 2023, which primarily consisted of sales of short-term investments of $15.5 million, partially offset by purchases of property and equipment of $0.1 million.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2024, which primarily consisted of proceeds from the issuance of common stock under employee plans of $1.3 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.7 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024. There were no material changes to these accounting policies during the three months ended June 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2024, we had cash, cash equivalents and short-term investments of $55.5 million, compared to $66.5 million at December 31, 2023, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to litigation and claims arising in the ordinary course of business. While the results of any litigation or other legal proceedings are uncertain, we are not currently a party to any material legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk and uncertainty. You should carefully read, consider, and evaluate the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Results of Operations,” our unaudited condensed financial statements and related notes, and our other disclosures and filings. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment.
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
As of June 30, 2024, we had 179 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
Our products are subject to extensive regulation by the FDA in the United States. Before a new medical device or a new intended use for an existing medical device can be marketed in the United States, we must first submit and receive either 510(k) clearance pursuant to Section 510(k) of the Food, Drug and Cosmetic Act, or the FDCA, or approval of a PMA application or PMA-S from the FDA, unless an exemption applies.
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
Healthcare providers play a primary role in the distribution, recommendation, ordering and purchasing of any medical device for which we have or obtain marketing clearance or approval. Through our arrangements with healthcare professionals and hospital facilities, we are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell and distribute our marketed medical devices. We have a compliance program, code of conduct and associated policies, procedures, and ongoing training, but it is not always possible to identify and deter misconduct by our employees, contractors, and other third parties, including our customers, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2024 and 2023, we reported net losses of $16.4 million and $19.5 million, respectively. As a result of these losses, as of June 30, 2024, we had an accumulated deficit of approximately $520.2 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In September 2020, we entered into a Term Loan Agreement, or the Term Loan, pursuant to which we borrowed $50.0 million. The Term Loan contains customary affirmative and restrictive covenants, including with respect to our ability to enter into fundamental transactions, incur additional indebtedness, grant liens, pay any dividend or make any distributions to our holders, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, as well as minimum liquidity and annual revenue covenants. If we fail to comply with the covenants or payments specified in the Term Loan, the lenders could declare an event of default, which would give it the right to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property. Any declaration by our lender of an event of default could significantly harm our business and could cause the price of our common stock to decline.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2024 and 2023, our net cash used in operating activities was $11.4 million and $14.1 million, respectively. As of June 30, 2024, we had $55.5 million of cash, cash equivalents and short-term investments and $12.6 million in current liabilities.
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
As of June 30, 2024, there were 4.2 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. In addition, as of June 30, 2024, there were approximately 7.1 million shares of common stock reserved for future issuance under our equity incentive plans which may also become available for public resale to the extent we issue future equity incentive awards pursuant to these plans.

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
Based on the number of shares of common stock outstanding as of June 30, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 68.2% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
None.
Use of Proceeds
In April 2021, we closed our initial public offering of 6,900,000 shares of our common stock for net proceeds of $105.5 million. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-254663), which was declared effective by the SEC on April 21, 2021.
There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021. As of June 30, 2024, approximately $86.5 million of the net proceeds had been used for general corporate purposes, including cash used in operations and capital expenditures.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith*
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
10.1	Third Amendment to Term Loan Agreement, dated May 2, 2024, by and between the Company and CRG Servicing, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 13, 2024.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer, Vice President, Finance and Administration, and Corporate Secretary (Principal Financial and Accounting Officer)