Form 10-Q
period 2024-09-30
NeuroPace Inc
filed 2024-11-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 7, 2024, there were approximately 29,848,101 shares of the registrant's common stock outstanding.

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
•renewing our distribution agreement with DIXI Medical, or enter into a new agreement on acceptable terms;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$15,418	$18,058
Short-term investments	41,412	48,396
Accounts receivable	11,561	12,314
Inventory	12,084	11,214
Prepaid expenses and other current assets	2,116	2,737
Total current assets	82,591	92,719
Property and equipment, net	1,041	1,003
Operating lease right-of-use asset	12,246	13,405
Restricted cash	122	122
Deferred offering costs	288	387
Other assets	15	15
Total assets	$96,303	$107,651
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,160	$2,332
Accrued liabilities	10,072	11,180
Operating lease liability	1,800	1,627
Deferred revenue	749	1,090
Total current liabilities	14,781	16,229
Long-term debt	59,266	56,954
Operating lease liability, net of current portion	12,433	13,814
Total liabilities	86,480	86,997
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 29,777,966 and 27,823,465 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30	28
Additional paid-in capital	535,493	524,435
Accumulated deficit	(525,700)	(503,809)
Total stockholders’ equity	9,823	20,654
Total liabilities and stockholders’ equity	$96,303	$107,651
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue	$21,060	$16,427	$58,440	$47,409
Cost of goods sold	5,640	4,194	15,543	12,832
Gross profit	15,420	12,233	42,897	34,577
Operating expenses
Research and development	5,754	4,795	17,603	15,401
Selling, general and administrative	13,909	13,388	43,312	41,299
Total operating expenses	19,663	18,183	60,915	56,700
Loss from operations	(4,243)	(5,950)	(18,018)	(22,123)
Interest income	754	769	2,343	2,228
Interest expense	(2,182)	(2,191)	(6,606)	(6,281)
Other income (expense), net	219	115	390	(580)
Net loss and comprehensive loss	$(5,452)	$(7,257)	$(21,891)	$(26,756)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.28)	$(0.76)	$(1.05)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,444,625	26,017,329	28,863,120	25,532,415
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2024	27,823,465	$28	$524,435	$(503,809)	$20,654
Net loss	—	—	—	(8,925)	(8,925)
Issuance of common stock pursuant to stock option exercises	409,045	—	721	—	721
Issuance of common stock upon vesting of restricted stock units	522,483	1	(1)	—	—
Shares withheld for taxes	(37,541)	—	(649)	—	(649)
Stock-based compensation	—	—	2,540	—	2,540
Balances as of March 31, 2024	28,717,452	29	527,046	(512,734)	14,341
Net loss	—	—	—	(7,514)	(7,514)
Issuance of common stock pursuant to stock option exercises	95,008	—	53	—	53
Issuance of common stock pursuant to Employee Stock Purchase Plan	94,743	—	528	—	528
Issuance of common stock upon vesting of restricted stock units	242,518	—	—	—	—
Shares withheld for taxes	(9,233)	—	(72)	—	(72)
Repurchase of common stock	(1,282)	—	—	—	—
Change in early exercise liability	—	—	1	—	1
Stock-based compensation	—	—	2,548	—	2,548
Balances as of June 30, 2024	29,139,206	29	530,104	(520,248)	9,885
Net loss	—	—	—	(5,452)	(5,452)
Issuance of common stock pursuant to stock option exercises	15,261	—	34	—	34
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $189	413,988	1	2,832	—	2,833
Issuance of common stock upon vesting of restricted stock units	218,743	—	—	—	—
Shares withheld for taxes	(9,232)	—	(68)	—	(68)
Stock-based compensation	—	—	2,591	—	2,591
Balances as of September 30, 2024	29,777,966	$30	$535,493	$(525,700)	$9,823

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(21,891)	$(26,756)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	7,679	7,201
Depreciation	159	132
Amortization of debt discount and issuance costs	179	207
Non-cash interest expense	743	775
PIK interest incurred but not paid on term loan	1,389	1,994
Amortization of right-of-use asset	1,159	1,064
(Gain) loss on short-term investments	(315)	580
Inventory write-downs	196	132
Changes in operating assets and liabilities
Accounts receivable	753	(3,798)
Inventory	(1,066)	(179)
Prepaid expenses and other assets	621	1,530
Accounts payable	(102)	(815)
Accrued liabilities	(1,108)	2,623
Deferred revenue	(341)	—
Operating lease liabilities	(1,207)	(1,050)
Net cash used in operating activities	(13,152)	(16,360)
Cash flows from investing activities
Acquisition of property and equipment	(267)	(141)
Proceeds from sale of short-term investments	7,300	19,700
Net cash provided by investing activities	7,033	19,559
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	1,336	254
Taxes withheld and paid related to net share settlement of equity awards	(789)	(222)
Proceeds from at-the-market offering, net of sales commission	2,932	—
Payment of deferred offering costs	—	(119)
Net cash provided by (used in) financing activities	3,479	(87)
Net (decrease) increase in cash and cash equivalents	(2,640)	3,112
Cash, cash equivalents and restricted cash
Beginning of the period	18,180	6,727
End of the period	$15,540	$9,839
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$15,418	$9,717
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$15,540	$9,839

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,294	$3,305
Supplemental disclosures of non-cash investing and financing information:
Deferred offering costs offset against additional paid-in capital	$99	$—
Net change in accrued liabilities from early exercise of options	$(1)	$(1)
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. In November 2023, the Company sold 933,500 shares of common stock under the Sales Agreement for gross proceeds of $8.1 million, or $7.6 million after deducting sales commissions and offering expenses. During the three months ended September 30, 2024, the Company sold 413,988 shares of common stock under the Sales Agreement for gross proceeds of $3.0 million, or $2.8 million after deducting sales commissions and offering expenses. As of September 30, 2024, the Company has $38.8 million remaining under its ATM program.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $525.7 million as of September 30, 2024. For the nine months ended September 30, 2024 and 2023, the Company used $13.2 million and $16.4 million, respectively, of cash in its operating activities. As of September 30, 2024, the Company had cash, cash equivalents and short-term investments of $56.8 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $70.0 million in each of the years ending December 31, 2024 and December 31, 2025 and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of September 30, 2024, the Company was in compliance with all covenants of the Term Loan.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2023 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2024 and condensed results of operations for the three and nine months ended September 30, 2024 and 2023 and condensed cash flows for the nine months ended September 30, 2024 and 2023 have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.
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
The Company’s accounts receivable are due from a variety of health care organizations in the United States. For the three and nine months ended September 30, 2024 and 2023, there were no customers that represented 10% or more of revenue. As of September 30, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable.

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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of September 30, 2024 and December 31, 2023. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.7 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized during the three and nine months ended September 30, 2024 that was included in the deferred revenue balance at the beginning of the year was immaterial. No such revenue was recognized during the three and nine months ended September 30, 2023.
As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.9 million, which the Company expects to recognize as revenue by December 2025 pursuant to customer contract terms.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.4 million and $0.5 million in funding during the three months ended September 30, 2024 and 2023, respectively. The Company received $1.4 million and $1.0 million in funding during the nine months ended September 30, 2024 and 2023, respectively. Through September 30, 2024, $3.5 million of qualifying expenses have been incurred and funded by the NIH related to the first to fourth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of September 30, 2024, the Company recorded prepaid expenses and other current assets of $0.3 million related to the fourth year of funding.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
prospective basis although retrospective application is permitted. The Company is currently evaluating the impact this standard will have on the disclosures included in the notes to the financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU is intended to provide more detailed information about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU may be applied either prospectively to financial statements issued for reporting periods after its effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its financial statement disclosures.
The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s financial statements.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of September 30, 2024 (in thousands):

	Fair Value as of September 30, 2024	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$14,968	$14,968	$—	$—
Fixed income mutual fund, included in short-term investments	41,412	41,412	—	—
Total	$56,380	$56,380	$—	$—

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2024 and December 31, 2023.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million and $0.1 million in unrealized gains from its short-term investment, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.3 million and $0.7 million in unrealized gains from its short-term investment, respectively. As of September 30, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.4 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the nine months ended September 30, 2023. The adjustment was not material to any previously issued financial statements. The Company’s short-term investment had a cumulative unrealized net gain of $0.2 million as of September 30, 2024, and cumulative unrealized net loss of $0.1 million as of December 31, 2023.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$4,260	$4,090
Work-in-process	1,492	627
Finished goods	6,332	6,497
Total	$12,084	$11,214

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery, equipment, furniture and fixtures	$4,609	$4,522
Computer equipment and software	1,932	1,822
Leasehold improvements	2,426	2,426
	8,967	8,770
Less: Accumulated depreciation	(7,926)	(7,767)
Property and equipment, net	$1,041	$1,003
Depreciation expense for the three months ended September 30, 2024 and 2023 was $0.1 million and less than $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $0.2 million and $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Payroll and related expenses	$7,635	$9,655
Inventory purchases	1,478	588
Professional fees	120	30
Other	839	907
Total accrued liabilities	$10,072	$11,180

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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities as of September 30, 2024 are as follows (in thousands):

September 30, 2024
2024 (remaining three months)	$714
2025	2,942
2026	3,031
2027	3,122
2028	3,215
Thereafter	5,017
Total undiscounted lease payments	18,041
Less: imputed interest	3,808
Total operating lease liability	14,233
Less: current portion	1,800
Operating lease liability, net of current portion	$12,433
Operating lease cost was $0.7 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease cost was $2.1 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the remaining term for the operating lease in Mountain View, California was 5.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the nine months ended September 30, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $2.1 million and $2.1 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The Distribution Agreement has an initial term of three years, which expires September 30, 2025, and which may be automatically renewed for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term.
To maintain the distribution rights, the Company is committed to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the purchase minimum by 10% for each of the two subsequent years. The Company met the purchase commitment for the first two years.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of September 30, 2024 and December 31, 2023.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of September 30, 2024 and December 31, 2023.
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
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its initial public offering, or IPO, on or prior to September 30, 2023. In connection with closing the IPO in April 2021, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment was to be due in one installment on September 30, 2025. In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with Accounting Standards Codification - Debt (Topic 470) and no gain or loss was recognized. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of September 30, 2024, the Term Loan had an annual effective interest rate of 15.5% per year.
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
During the three months ended September 30, 2024 and 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of less than $0.1 million and $0.1 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.2 million and $0.2 million, respectively.
Interest expense on the Term Loan was $2.2 million and $2.2 million during the three months ended September 30, 2024 and 2023, respectively. Interest expense on the Term Loan was $6.6 million and $6.3 million during the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2024 (remaining three months)	$1,932
2025	7,666
2026	67,341
Total	76,939
Less: Unamortized debt discount and issuance cost	(441)
Less: Unaccreted backend fee	(1,900)
Less: Interest	(15,332)
Term Loan	$59,266
7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2024 and December 31, 2023, no dividends had been declared.
As of September 30, 2024 and December 31, 2023, the Company had reserved common stock for future issuance pursuant to its equity plans as follows:

	September 30,	December 31,
	2024	2023
Shares available for future grant under the 2021 Equity Incentive Plan	2,215,236	1,314,502
Outstanding options under the 2021 Equity Incentive Plan	2,033,992	2,208,341
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,648,539	2,430,803
Common stock available for Employee Stock Purchase Plan	583,289	399,798
Total	6,861,480	6,733,868
8.    Stock-Based Incentive Compensation Plans

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2024	1,314,502
Authorized	1,391,173
Granted/Awarded	(1,073,758)
Cancelled	527,313
Withheld for taxes	56,006
Shares available for grant as of September 30, 2024	2,215,236
A summary of stock option activity for the nine months ended September 30, 2024 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2024	2,588,765	$4.51	7.17
Granted	487,654	$12.33
Exercised	(519,314)	$1.56
Cancelled	(142,689)	$14.67
Balances at September 30, 2024	2,414,416	$6.12	7.37
Vested and exercisable at September 30, 2024	1,548,358	$4.67	6.50
Vested and expected to vest at September 30, 2024	2,414,416	$6.12	7.37
Early Exercise of Stock Options
Certain of the Company’s outstanding options are early exercisable pursuant to their terms. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2024 and December 31, 2023, there were 0 and 30,211 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of September 30, 2024, 583,289 shares under the ESPP remain available for purchase. The Company issued 94,743 and 164,710 shares under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months began June 7, 2024 and will end December 6, 2024.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2024	2,430,803	$6.52
Granted	586,104	$13.45
Vested	(983,744)	$6.45
Cancelled	(384,624)	$7.61
Unvested, September 30, 2024	1,648,539	$8.77
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$180	$155	$539	$449
Research and development	816	751	2,421	1,984
Selling, general and administrative	1,595	1,515	4,719	4,768
Total stock-based compensation	$2,591	$2,421	$7,679	$7,201
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and restricted stock units	$2,462	$2,333	$7,284	$7,010
ESPP	129	88	395	191
Total stock-based compensation	$2,591	$2,421	$7,679	$7,201
As of September 30, 2024, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $16.9 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.2 years.
As of September 30, 2024, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2024 and 2023 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(5,452)	$(7,257)	$(21,891)	$(26,756)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	29,444,625	26,017,329	28,863,120	25,532,415
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	$(0.28)	$(0.76)	$(1.05)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2024	2023
Options to purchase common stock	2,414,416	2,984,317
Unvested restricted stock units	1,648,539	2,516,101
Shares committed under ESPP	105,837	122,451
Unvested early exercised common stock options	—	41,907
Total Shares	4,168,792	5,664,776

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. As of September 30, 2024, over 6,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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

The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of September 30, 2024, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of September 30, 2024, we had an accumulated deficit of $525.7 million, cash, cash equivalents and short-term investments of $56.8 million, and $59.3 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Collaborations and Partnerships
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. The Distribution Agreement has an initial term of three years, which expires September 30, 2025, and which may be automatically renewed for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We may experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. We also derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products would cause variability in our gross margin.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenue	$21,060	$16,427	$4,633	28%
Cost of goods sold	5,640	4,194	1,446	34%
Gross profit	15,420	12,233	3,187	26%
Operating expenses
Research and development	5,754	4,795	959	20%
Selling, general and administrative	13,909	13,388	521	4%
Total operating expenses	19,663	18,183	1,480	8%
Loss from operations	(4,243)	(5,950)	1,707	(29)%
Interest income	754	769	(15)	(2)%
Interest expense	(2,182)	(2,191)	9	—%
Other income (expense), net	219	115	104	90%
Net loss	$(5,452)	$(7,257)	$1,805	(25)%
Revenue
Revenue increased by $4.6 million, or 28%, to $21.1 million during the three months ended September 30, 2024, compared to $16.4 million during the three months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. All of our revenue, with the exception of less than $0.1 million in both of the three months ended September 30, 2024 and 2023, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.4 million, or 34%, to $5.6 million during the three months ended September 30, 2024, compared to $4.2 million during the three months ended September 30, 2023. The increase was primarily due to the increase in sales volume. Our gross margin decreased from 74.5% for the three months ended September 30, 2023, to 73.2% for the three months ended September 30, 2024, primarily due to lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $1.0 million, or 20%, to $5.8 million during the three months ended September 30, 2024, compared to $4.8 million during the three months ended September 30, 2023, primarily due to an increase of $0.5 million in expenses for product development, including AI software and next generation device platform projects, and clinical trials, and an increase of $0.5 million in personnel-related expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.5 million, or 4%, to $13.9 million during the three months ended September 30, 2024, compared to $13.4 million during the three months ended September 30, 2023. This increase was primarily due to an increase of $0.6 million in sales and marketing personnel-related expenses, partially offset by a decrease of $0.2 million in general and administrative expenses.
Interest Expense and Income
Interest expense was $2.2 million for both of the three months ended September 30, 2024 and 2023, due to an increase in the average balance of our Term Loan as a result of using the PIK interest option for the payment dates from January 2023 through June 2024, offset by the lower effective interest rate during the three months ended September 30, 2024. Interest income decreased by less than $0.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, primarily due to a decrease in average balances of our money market funds and short-term marketable securities, partially offset by higher interest yields in the three months ended September 30, 2024.
Other Income (Expense), net
Other income (expense), net was $0.2 million during the three months ended September 30, 2024, compared to $0.1 million during the three months ended September 30, 2023, and primarily consists of unrealized gain, net on short-term investments in the three months ended September 30, 2024 and 2023.
Comparison of the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenue	$58,440	$47,409	$11,031	23%
Cost of goods sold	15,543	12,832	2,711	21%
Gross profit	42,897	34,577	8,320	24%
Operating expenses
Research and development	17,603	15,401	2,202	14%
Selling, general and administrative	43,312	41,299	2,013	5%
Total operating expenses	60,915	56,700	4,215	7%
Loss from operations	(18,018)	(22,123)	4,105	(19)%
Interest income	2,343	2,228	115	5%
Interest expense	(6,606)	(6,281)	(325)	5%
Other income (expense), net	390	(580)	970	(167)%
Net loss	$(21,891)	$(26,756)	$4,865	(18)%
Revenue
Revenue increased by $11.0 million, or 23%, to $58.4 million during the nine months ended September 30, 2024, compared to $47.4 million during the nine months ended September 30, 2023. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. All of our revenue, with the exception of $0.2 million in the nine months ended September 30, 2024 and less than $0.1 million in the nine months ended September 30, 2023, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.7 million, or 21%, to $15.5 million during the nine months ended September 30, 2024, compared to $12.8 million during the nine months ended September 30, 2023. The increase was primarily due to the increase in sales volume. Our gross margin increased from 72.9% for the nine months ended September 30, 2023, to 73.4% for the nine months ended September 30, 2024 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $2.2 million, or 14%, to $17.6 million during the nine months ended September 30, 2024, compared to $15.4 million during the nine months ended September 30, 2023, primarily due to an increase of $1.9 million in personnel-related expenses, including stock-based compensation, and an increase of $1.0 million in product development and clinical trial expenses. The increases were offset in part by an increase of $0.7 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.0 million, or 5%, to $43.3 million during the nine months ended September 30, 2024, compared to $41.3 million during the nine months ended September 30, 2023. This increase was primarily due to an increase of $1.8 million in personnel-related expenses driven by an increase in our sales and field support personnel during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, an increase of $0.4 million in sales, field support and marketing costs, including travel, and an increase of $0.2 million in expenses related to commercial operations. These increases were partially offset by a decrease of $0.4 million in general and administrative expenses, including insurance.
Interest Expense and Income
Interest expense increased to $6.6 million for the nine months ended September 30, 2024, compared to $6.3 million for the nine months ended September 30, 2023, due to an increase in the average balance of our Term Loan as a result of using the PIK interest option for the payment dates from January 2023 through June 2024. Interest income increased by $0.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to higher interest yields in the nine months ended September 30, 2024, partially offset by a decrease in average balances of our money market funds and short-term marketable securities.
Other Income (Expense), net
Other income (expense), net increased by $1.0 million to $0.4 million during the nine months ended September 30, 2024, compared to $(0.6) million during the nine months ended September 30, 2023, primarily due to unrealized gain, net on short-term investments in the nine months ended September 30, 2024.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $56.8 million and $59.3 million outstanding under the Term Loan, net of debt discount and issuance costs.
At-the-Market Equity Program
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. In November 2023, we received net proceeds of approximately $7.6 million from the sale of shares of common stock pursuant to our ATM offering program, after deducting sales commission and offering expenses. During the three months ended September 30, 2024, we received net proceeds of approximately $2.8 million after deducting sales commissions and offering expenses. As of September 30, 2024, we have $38.8 million remaining under our ATM program.

Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10 million expired without being drawn.
The Term Loan currently bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. From January 2023 through June 2025, we had the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from January 2023 through June 2024, we elected the PIK option.
The Term Loan was interest-only through its original final maturity of September 30, 2025. Following the interest-only period, principal payment would have been due in one installment on September 30, 2025. In May 2024, we amended the Term Loan to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid.
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
Material Cash Requirements
We have future minimum payments for the Term Loan totaling $76.9 million, with $7.7 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $18.0 million as of September 30, 2024. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least twelve months from the issuance of our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
•our revenue and costs related to the DIXI Medical distribution agreement;
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(13,152)	$(16,360)
Investing activities	7,033	19,559
Financing activities	3,479	(87)
Net (decrease) increase in cash and cash equivalents	$(2,640)	$3,112
Cash Flows Used in Operating Activities
Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2024. Cash used in operating activities was primarily a result of the net loss of $21.9 million, adjusted for non-cash charges of $11.2 million and change in operating assets and liabilities of $2.5 million. The non-cash charges primarily consisted of $7.7 million of stock-based compensation, $1.4 million of interest incurred but paid-in-kind, $1.2 million of amortization of right-of-use assets, $0.7 million of non-cash interest expense related to our Term Loan, offset in part by a gain on short-term investments of $0.3 million. The change in operating assets and liabilities was due to a decrease in operating lease liabilities of $1.2 million, a decrease in accrued liabilities of $1.1 million largely due to accrued payroll and related expenses, an increase in inventories of $1.1 million largely due to an increase in work-in-process inventory and raw materials, and a decrease in deferred revenue of $0.3 million, offset in part by a decrease in accounts receivable of $0.8 million, and a decrease in in prepaid expenses and other assets of $0.6 million.
Net cash used in operating activities was $16.4 million for the nine months ended September 30, 2023. Cash used in operating activities was primarily a result of the net loss of $26.8 million, adjusted for non-cash charges of $12.1 million and change in operating assets and liabilities of $1.7 million. The non-cash charges primarily consisted of $7.2 million of stock-based compensation, $2.0 million of interest incurred but paid-in-kind, $1.1 million of amortization of right-of-use assets, $0.8 million of non-cash interest expense related to our term loan and $0.6 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $3.8 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $0.2 million largely due to an increase in raw materials partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $1.1 million, and a decrease in accounts payable of $0.8 million, primarily due to the timing of payments to our vendors, offset in part by a decrease in prepaid expenses and other assets of $1.5 million, and an increase in accrued liabilities of $2.6 million primarily due to an increase in personnel-related expenses.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $7.0 million for the nine months ended September 30, 2024, which primarily consisted of sales of short-term investments of $7.3 million, partially offset by purchases of property and equipment of $0.3 million.
Net cash provided by investing activities was $19.6 million for the nine months ended September 30, 2023, which primarily consisted of sales of short-term investments of $19.7 million, partially offset by purchases of property and equipment of $0.1 million.
Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2024, which primarily consisted of $2.9 million of net cash proceeds from our At-the-Market offering and proceeds from the issuance of common stock under employee plans of $1.3 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.8 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024. There were no material changes to these accounting policies during the three months ended September 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2024, we had cash, cash equivalents and short-term investments of $56.8 million, compared to $66.5 million at December 31, 2023, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We source and rely upon materials, components, and sub-assemblies of our RNS System, as well as manufacturing services from approved suppliers, most of which are single source suppliers. For example, Micro Systems Technologies Management AG and Integer Holdings Corporation (formally known as Greatbatch Ltd) are single source suppliers of several key components of our products, including printed circuit assemblies and batteries. In addition, certain of our suppliers are not under long-term contracts with us.
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
We do not maintain large amounts of excess inventory at any given time. To ensure adequate supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products, including our sales of DIXI Medical products, could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our manufacturing team, or that of DIXI Medical, may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of components, materials, or services, or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which may negatively affect our business, financial condition, and results of operations.
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
As of September 30, 2024, we had 184 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2024 and 2023, we reported net losses of $21.9 million and $26.8 million, respectively. As a result of these losses, as of September 30, 2024, we had an accumulated deficit of approximately $525.7 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2024 and 2023, our net cash used in operating activities was $13.2 million and $16.4 million, respectively. As of September 30, 2024, we had $56.8 million of cash, cash equivalents and short-term investments and $14.8 million in current liabilities.
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
In addition, our projections related to being the exclusive U.S. distributor of DIXI Medical products have been based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections, and annual extensions of the current distribution agreement, which occur automatically unless one of the parties notifies the other of its intention to not renew the agreement or otherwise negotiate a new agreement. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business. Additionally, if our projections regarding the revenue we anticipate receiving from our collaboration with Rapport are inaccurate, we may not attain our revenue projections, which could harm our business, result in investors losing confidence in our financial reporting, and our stock price may decline.
If our distribution agreement with DIXI Medical is not renewed, it may have an adverse effect on our financial condition.
In August 2022, we entered into the distribution agreement with DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The distribution agreement has an initial term of three years, which expires September 30, 2025, and which may be automatically renewed for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. If we and DIXI Medical do not agree to extend our exclusive distribution relationship or otherwise negotiate a new agreement, it will negatively impact our overall revenue growth, financial condition and results of operations, and our stock price may decline
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit or halt the marketing and sale of our products. The expense and potential unavailability of insurance coverage for liabilities resulting from our products could harm our business and our ability to sell our products, including our RNS System.
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
•they may not extend or renew their agreement with us;

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
As of September 30, 2024, there were 4.1 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of September 30, 2024, there were approximately 6.9 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans.
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
Based on the number of shares of common stock outstanding as of September 30, 2024, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 66.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021. As of September 30, 2024, approximately $88.3 million of the net proceeds had been used for general corporate purposes, including cash used in operations and capital expenditures.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Name and Position	Action	Adoption/Termination Date	Type of Trading Arrangement: Rule 10b5-1(1)	Total Shares of Common Stock to be Sold	Expiration Date
Martha Morrell, Chief Medical Officer	Adoption	September 17, 2024	X	92,232 (2)	June 30, 2025
_________________
(1)Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)Including the exercise and sale of up to 92,232 shares of the Company’s common stock subject to stock options.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 12, 2024.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)