Form 10-K
period 2024-12-31
NeuroPace Inc
filed 2025-03-04
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
(650) 237-2700
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NPCE	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $135.5 million, based on the closing price of $7.56 for shares of the registrant’s common stock as reported for such date by the Nasdaq Global Market. Shares of the registrant’s common stock held by each executive officer, director and stockholders that the registrant has concluded are affiliates of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 28, 2025, the number of shares of the registrant’s common stock outstanding was 32,560,130.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements regarding results or events that may occur in the future contained in this report, including statements regarding our future results of operations and financial condition, as well as expectations of management for future operations, are forward-looking statements. In some cases, you can identity forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, factors and assumptions more thoroughly described in the section titled “Risk Factors” contained in Part I, Item 1A in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risks factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
You should not rely on these forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, whether as a result of any new information, future events, changed circumstances or otherwise. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•renewing our distribution agreement with DIXI Medical USA Corp., or DIXI Medical, or entering into a new agreement on acceptable terms;
•our ability to retain regulatory approval for our products or obtain regulatory approval for updates to our products, or new products or indications in the United States and in any foreign countries in which we may seek to do business;
•our research and development for existing products and new products, including our conduct of ongoing and future clinical trials for our existing products;

•our expectations with respect to our existing products and their ability to be used without modification in pediatric patients and in those with generalized epilepsy;
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
You should read this Annual Report on Form 10-K as well as the documents that we reference in, and have filed as exhibits to, this report with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
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

RISK FACTORS SUMMARY
Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described in “Part I, Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below is a summary of the principal factors and uncertainties that make investing in our common stock speculative or risky:
•We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. If we fail to successfully market and sell our RNS System cost effectively and maintain and expand our market share, our sales, business, financial condition and results of operations will be negatively affected;
•Our commercial success will continue to depend on attaining significant market acceptance of our products and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and drive adoption of our RNS System both within Level 4 comprehensive epilepsy centers and in the community, our sales, business, financial condition and results of operations would be harmed;
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
•Recent changes in staffing levels at FDA could create delays in its response to and review of our submissions for indication expansion, harming our growth potential and long range financial plans;
•Our operations are subject to pervasive and continuing FDA regulatory requirements, and failure to comply with these requirements could harm our business, financial condition and results of operations;
•Our actual or perceived failure to comply with data privacy and security laws and regulations could lead to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may disrupt our business operations and harm our business and reputation, financial condition, results of operations and prospects and cause other adverse business consequences;
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
•If our distribution agreement with DIXI Medical is not renewed or we fail to negotiate a new agreement, our overall revenue growth, financial condition and results of operations may be materially affected;
•Our actual operating results may differ significantly from any guidance provided;
•Our estimates of market opportunity and forecasts of market and revenue growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all;
•Our growth prospects may be harmed if we are unable to successfully use our unique data asset and analysis capabilities, internally or through collaborations, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect;
•We may expand sales of our RNS System internationally in the future, but we may experience difficulties in obtaining regulatory clearance or approval or in successfully marketing our RNS System internationally even if approved. A variety of risks associated with marketing our RNS System internationally could harm our growth potential; and
•Future legislation, potential changes in federal regulatory agency leadership, and new policies and priorities under the current Administration may adversely impact our company.

PART I
Item 1. Business.
Overview
We are a medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring and analyzing the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System is programmed by clinicians to deliver the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, providing them the data they need to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment. As of December 31, 2024, over 6,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
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
Epilepsy is further classified into two main categories– focal epilepsy and generalized epilepsy. Approximately 60% of epilepsy patients have focal epilepsy, which is characterized by electrical discharges that originate in a specific part of the brain. The remaining 40% of patients have generalized epilepsy, which is characterized by widespread electrical discharges that involve the entire brain at once. Our paradigm-shifting RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy, which we believe represents an approximately $27 billion total addressable market. While we are presently focused on this significant market opportunity, we have investigational device exemption, or IDE, approval for clinical trials to evaluate use of the RNS System to treat drug-resistant idiopathic generalized epilepsy, or IGE, and patients between ages 12 and 17 and we may later seek regulatory approval in markets outside the United States. We do not believe we will need to modify our RNS System for potential use in generalized epilepsy or in patients under the age of 18; however, we will need to complete clinical studies and obtain FDA approval prior to marketing the RNS System for these indications. We also believe that our RNS System may be effective in treating other brain disorders including depression, memory disorders, and post-traumatic stress disorder. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary to address these other brain disorders and to obtain FDA approval for any new indications.
Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients. In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. This supplemental approval allows us to expand our commercial efforts to target and be able to qualify the approximately 1,800 additional epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons, empowering them to provide the RNS System as a much-needed treatment option for their patients and expanding our current market opportunity to all 575,000 adults in the United States with drug-resistant focal epilepsy.
Our RNS System has an estimated average battery life of nearly 11 years, an increase from the previous model of the device. The sale of replacement neuromodulation devices provides a recurring revenue stream that is additive to the market opportunity for initial implants.
Resective or ablative surgery that removes or destroys brain tissue at the source of the seizure onset has historically been considered the best treatment option for drug-resistant focal epilepsy. However, resective or ablative surgery carries risk, including neurological risk, and only approximately half of resective or ablative surgery patients are seizure free two years after surgery. We estimate that only approximately 20% of drug-resistant focal epilepsy patients have a focus that is both safe to remove and likely to result in seizure control if removed, and are also willing to undergo the procedure. The ILAE guidelines state that DRE patients who may not appear to be appropriate candidates for resective or ablative epilepsy surgery should still be referred to a tertiary epilepsy center to evaluate other potential interventions.
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
The key efficacy and safety benefits of our RNS System are demonstrated by four multi-center FDA approved prospective clinical studies that collectively include approximately 600 patients with up to nine years of follow-up, as well as multiple retrospective studies reporting real-world outcomes. Evidence generated from patients enrolled in our initial clinical studies demonstrated a 44% median reduction in seizure frequency at one year that improved to a 75% median reduction at nine years, with enduring improvements in quality of life and cognition. Importantly, the more recent real-world results from a post-approval retrospective study published in 2020 showed a median seizure frequency reduction of 67% at one year (p<0.05), which is consistent with the interim one year results of our ongoing prospective post-approval study, which we refer to herein as the Post-Approval Study, increasing to 82% at three or more years, demonstrating the utility of our unique brain data set in driving improvements in therapy effectiveness across patient cohorts over time – the patients not only start at a higher median seizure frequency reduction rate, but that rate continues to improve. Over the 3,400 patient implant years reported in our prospective studies, our RNS System has been shown to be well tolerated without any adverse stimulation-related side effects at therapeutic settings. We believe our extensive and growing body of clinical data is being used to improve patient outcomes, which we believe will support increased adoption.
We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We have historically marketed our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently drive higher adoption and utilization within these centers, grow our account base, and expand our referral pathways to increase the number of drug-resistant patients referred to Level 4 CECs. Additionally, as a result of the approval of a PMA-S in 2023, we are now able to expand our commercial efforts to the approximately 1,800 additional epileptologists as well as the remaining functional neurosurgeons practicing outside of Level 4 CECs. We initiated a pilot program to begin our outreach to these clinicians in 2024 and have commenced program expansion that will continue through 2025. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.
The implant procedure for our RNS System and the ongoing patient treatment provided by clinicians, including monitoring and programming, are reimbursed under well-established physician and hospital codes. In addition, we believe that our RNS System is currently the only neuromodulation system for epilepsy with reimbursement available for periodic in-person or remote review of brain activity data. Given the relatively young average age of our patient population, our payor mix has historically been more heavily weighted towards commercial payors. As of December 31, 2024, commercial payors have written positive coverage policies that address over 200 million covered lives in the United States. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage. We believe the established, differentiated, and favorable reimbursement paradigm for our RNS System will continue to support its broad commercial adoption.
Our near-term research, development, and clinical efforts are focused on continuing to improve therapy effectiveness, enhance the patient and provider experience, and expand the population of patients that can be treated with our RNS System. Our near-term product development pipeline includes enhanced offerings that leverage our extensive brain activity database and our advanced data analysis, machine learning and artificial intelligence, or AI, capabilities. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
In February 2025, we received approximately $69.8 million in net proceeds from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We intend to use the remaining net proceeds from the offering for general corporate purposes, which may include clinical trial and other research and development expenses, selling, general and administrative expenses, debt reduction and working capital.
Our Growth Strategies
We expect that the near-term growth of our business will be primarily driven by new patients being treated with our RNS System. We believe the following strategies will contribute to growth in initial patient implants and advance our mission to dramatically improve clinical outcomes and quality of life for patients living with epilepsy and other disabling brain disorders:
•Drive adoption and utilization of our RNS System within Level 4 CECs. Our commercial efforts have primarily been focused on the Level 4 CECs where drug-resistant focal epilepsy patients are actively seeking treatment. In 2024 there were approximately 200 Level 4 CECs in the United States. We estimate that there are approximately 1,200 epileptologists affiliated with these centers, approximately five to seven per center on average. We believe the remaining epileptologists in our existing accounts who are not currently prescribing the RNS System represent a significant potential opportunity to drive efficient growth.

Our partnership with DIXI Medical further enhances our ability to drive adoption and utilization by giving our representatives access to epilepsy monitoring units in Level 4 CECs, generating earlier opportunities to provide education and awareness about the RNS System.
•Expand RNS System access outside of Level 4 CECs, in the community. Our sales team has begun to target epileptologists and functional neurosurgeons practicing outside of Level 4 CECs to expand access to RNS therapy, both in the community and through referral of patients to Level 4 CECs. As we expand our footprint, we plan to continue to drive increased adoption and utilization of our RNS System within new and existing accounts by (i) growing the number of epileptologists recommending our system within each customer account, (ii) increasing utilization of our system by prescribers, and (iii) expanding our referral pathways to increase the number of patients with drug-resistant epilepsy that are referred to CECs for the care that they need. We believe that with incremental additional resources, our focused commercial organization will be able to grow adoption and utilization both at Level 4 CECs and in the community. Our goal is to establish our RNS System as a standard treatment for drug-resistant focal epilepsy patients by engaging in targeted, efficient sales and education efforts to expand our footprint.
•Broaden indications for our RNS System to include patients with generalized epilepsy and patients under age 18. Of the 50,000 drug-resistant epilepsy patients that present at Level 4 CECs in the United States annually, we estimate that approximately 48%, or 24,000, are adults with drug-resistant focal epilepsy who are currently candidates for our RNS System. The remaining patients include approximately 40%, or 20,000 patients with drug-resistant generalized epilepsy and approximately 12%, or 6,000 patients under the age of 18 with drug-resistant focal epilepsy. Supported by a growing body of evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat these expanded patient populations, and we are pursuing clinical studies to support label expansion for these indications. In March 2024, we finished implanting patients in our clinical trial to evaluate RNS System use in the generalized epilepsy population. We do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in generalized epilepsy; however, we will need to complete our clinical studies and obtain FDA approval prior to marketing the RNS System for these indications.
•Continue building and using our unique data asset and our monitoring and analysis capabilities. Our RNS System is the only commercially available closed-loop system that is not only able to deliver therapy, but also continuously monitors, analyzes and records brain activity. As we continue to derive insights from AI-driven analyses of our unique and extensive brain data set to further improve the effectiveness of RNS therapy, we believe our data and analyses also have the potential to support more efficient development of other epilepsy therapies through collaborations with third parties. In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that have enrolled in Rapport’s clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. We may enter into similar collaborations with other companies.
•Expand into international markets. We estimate that the global drug-resistant epilepsy market includes approximately 16.5 million patients, of which the United States represents approximately 1.2 million patients. While we are presently focused on addressing the significant domestic market opportunity, we believe our RNS System offers an attractive value proposition for patients, providers, and payors in the large potential market outside of the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally. While our RNS System is not yet approved for sale outside the United States, other than limited case-by-case approvals pursuant to a special program in Canada, if we determine to expand internationally, we will plan to pursue regulatory approvals and reimbursement with a priority on markets in which we see significant potential opportunity.
•Pursue additional indications outside of epilepsy. We believe our versatile, closed-loop, brain-responsive neuromodulation platform has potential applications in other brain disorders including depression, memory disorders, and post-traumatic stress disorder. For each of these conditions, we are collaborating with academic investigators in early IDE feasibility studies using our RNS System in patients. In the future, depending on the outcome of these studies, we may seek regulatory approval to commercialize our technology for these or other indications. We will need to conduct additional studies to determine if any modifications to the RNS System are necessary and to obtain FDA approval prior to marketing the RNS System for any new indications.
Our RNS System
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
Overview
Our RNS System includes our RNS neurostimulator, our cortical strip leads and depth leads, and our Patient Remote Monitor, as well as other implantable and non-implantable accessories. As part of the initial implant procedure, the number and configuration of leads implanted as well as the implantable and non-implantable accessories used in the procedure are determined by the clinician depending on individual patient need and clinician preference and a Patient Remote Monitor is typically included. During a typical replacement implant procedure performed when the battery in our RNS neurostimulator reaches end of service, the RNS neurostimulator is replaced, while the previously implanted RNS leads remain in place and a new Patient Remote Monitor is typically included. Our product offerings also include our Physician Tablet, our Patient Data Management System, or PDMS, and our nSight Platform, which facilitate ongoing patient monitoring and streamline patient support.
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

Our Patient Remote Monitor is provided to each patient in order to collect and transmit data from the neurostimulator to our PDMS, a secure online database. It consists of a handheld wand and a specially programmed tablet or laptop computer. The patient holds the wand adjacent to the implanted device to wirelessly upload the data from the neurostimulator to the tablet or laptop, and then sends that encrypted data to our PDMS using an internet connection.

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

Our PDMS is a secure online database that collects data that have been recorded by our RNS System. These data, which include all programmed parameters, detections, stimulations, and stored iEEG activity for RNS System patients, can be accessed through our Physician Tablet or from any internet browser. The clinician may choose to view recent data or to look at longer term trends in order to assess the effects of RNS System treatment, antiepileptic drugs or even changes to the patient’s routine. This information, combined with the patient’s own reports, is used by the clinicians to make treatment decisions.
In addition to the extensive data set available on our PDMS, our nSight Platform is designed to provide clinicians with personalized patient reports as well as programming suggestions. Our nSight Platform, which is designed to streamline patient care, includes objective iEEG data recorded by our RNS System, patient-reported seizure diary data, prior programmed settings, and programming suggestions which are available in a simple and comprehensive report that provides the clinician actionable information about their patient’s seizure trends and treatment outcomes. This quick snapshot gives clinicians a more complete picture of their patient’s health and enables them to remotely manage certain portions of the patient’s care in a telehealth environment.
As we collect iEEG data from our RNS System, our database of iEEG records continues to grow. As of December 31, 2024, over 6,000 epilepsy patients have received our RNS System, yielding an extensive database of over nineteen million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our monitoring and data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
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
Key Clinical Advantages
We believe the key advantages of our RNS System relative to both alternative neuromodulation devices and resective or ablative surgery include:
Significant and improving seizure reduction in all areas of the brain. Four multi-center FDA approved prospective clinical trials and multiple retrospective studies have demonstrated that our RNS System provides significant, sustained and improving reductions in disabling seizures. In our Pivotal Study, patients experienced a median reduction in seizure frequency of 44% after the first year. The patients from the Pivotal Study, all of whom received implants prior to 2010, were followed in a Long-term Treatment Trial, or LTT, in which outcomes reached a 75% median reduction in seizure frequency at nine years. 28% of these patients, who had previously experienced disabling seizures for an average of 20 years, had at least 6 months of seizure freedom and approximately 20% achieved one year or more of seizure freedom. Additionally, we believe the insights obtained from our extensive brain data set are driving improvements in overall therapy effectiveness across patient cohorts over time. The real-world results published in 2020 from a retrospective study across eight epilepsy centers with patients implanted between 2013 and 2018 showed a statistically significant median seizure frequency reduction of 67% at one year (p<0.05), increasing to an 82% reduction in seizures by year three, which we believe is the highest published seizure frequency reduction for any neuromodulation study in adults with focal onset seizures. Recent three-year data from our Post-Approval Study confirmed this reduction in seizure frequency and showed a 100% reduction in seizure frequency among the top quartile of patients. Importantly, peer-reviewed studies have also indicated that our RNS System demonstrates similar efficacy outcomes regardless of the region of the brain being treated, whether there are one or two seizure foci, and whether the patient has been previously treated with VNS or resective or ablative surgery.

Real World Study Results (Light Blue); Original FDA Study Results (Dark Blue)
Lack of stimulation-related side effects. Our clinical studies have collectively demonstrated that RNS System therapy is well-tolerated. Patients do not perceive the therapeutic stimulation, which is delivered only when abnormal activity occurs. Unlike other neuromodulation devices for epilepsy, which provide hours of stimulation each day and have been shown to negatively impact sleep, mood, memory, or vocal characteristics, our RNS System provides stimulation only when needed, resulting in a highly effective therapy with approximately three minutes of stimulation on average per day in total.
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
Reduction in sudden unexpected death in epilepsy. Epilepsy patients, particularly those with uncontrolled epilepsy, face a risk of what is called sudden unexpected death in epilepsy, or SUDEP. Each year, about 1 in 150 patients with uncontrolled epilepsy will die from SUDEP. According to clinical studies, the SUDEP rate is approximately 6.1 per 1,000 patient years in patients with drug-resistant epilepsy and 9.3 per 1,000 patient years in patients referred for resective or ablative surgery. By contrast, data from a published series of 707 patients across our clinical studies and post-market experience indicated that our RNS System was associated with a lower rate of dying from SUDEP, 2.0 per 1,000 patient years, relative to other treatment-resistant epilepsy groups.
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
Clinical Data Supporting Our RNS System
The safety, effectiveness. and clinical benefits of our RNS System are supported by data from four multi-center, FDA approved prospective clinical studies representing nearly 600 patients and multiple retrospective studies reporting real-world outcomes. Our robust and growing body of clinical evidence, which includes nine-year follow-up with over 3,400 years of patient data, provides the largest and longest published prospective clinical data set in the field of neuromodulation devices for epilepsy. Data from these studies collectively demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition for patients with drug-resistant focal epilepsy.
Our first prospective clinical trial, which we refer to as the Feasibility Study, was initiated to assess the safety and performance of our RNS System and to provide preliminary evidence of effectiveness for patients living with drug-resistant focal epilepsy. Data from the two-year Feasibility Study supported IDE approval for our two-year

Pivotal Study, a double blinded, randomized, sham-stimulation controlled multi-center study that was initiated in 2005 and provided Class I evidence of the safety and effectiveness of our RNS System. Data from the Pivotal Study supported FDA PMA approval of our RNS System. Patients from the Feasibility and Pivotal Studies were subsequently enrolled in our LTT study that followed these patients for an additional seven years, culminating in a total of nine years of follow-up data. We are currently conducting a prospective Post-Approval Study evaluating “real world” outcomes across more than 300 additional patients. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
Across the 256 patients that were enrolled in the Feasibility and Pivotal studies, the average age was 34 years old and the patients had experienced an average of 10.2 disabling seizures per month for an average of 19.6 years. All patients had previously tried multiple anti-epilepsy drugs, or AEDs, 32% of patients had previously been treated with VNS, and 34% had previously undergone resective or ablative surgery.
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
Long-Term Treatment (LTT) Study
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
Post-Approval Study
We are currently engaged in follow up and data collection for our FDA-mandated prospective open-label “real-world” study of our RNS System in drug-resistant focal epilepsy patients with a planned follow up period of five years, or the Post-approval Study. As of November 2024, all patients in the Post-approval Study have completed three years of follow up, and the associated safety and effectiveness data have been submitted to and accepted by the FDA.
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
During this ongoing five-year study, 224 SAEs have been reported, 19 of which were attributed to the implant procedure and none of which were attributed as specific to treatment with the RNS System. These SAEs included nervous system disorders (such as cerebral or intracranial hemorrhage and tinnitus), implant site infections, subdural hematoma, status epilepticus, and implant site dehiscence.

We recently announced our primary effectiveness endpoint data in the Post-approval Study. Of the 324 patients in the trial across 32 participating centers, 271 patients completed three years in the study and 255 patients provided complete seizure data. The data showed that the RNS System efficacy improved over time, with 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. Results will be presented at the American Academy of Neurology Annual Meeting, held April 5 through 9, 2025.
Current Label Expansion Studies
RESPONSE Study
We are conducting studies to support label expansion for our RNS System in additional epilepsy populations. We have IDE approval for an open label study of our RNS System in adolescent patients between ages 12 and 17 who have drug-resistant focal epilepsy from one or two foci. The objective of this study, referred to as the RESPONSE study, is to demonstrate safety and effectiveness in this pediatric population, and to obtain data on quality of life, neuropsychological function, and social function. Importantly, our RNS System does not require any modifications to conduct this study. We began enrollment in RESPONSE in late 2021. We recently announced our collaboration with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data from the Pediatric Epilepsy Research Consortium, or PERC, to supplement the RESPONSE study. We are planning to file the expanded label submission to the FDA in the second half of 2025.
NAUTILUS Study
Supported by evidence published in peer-reviewed journals, we also believe that our current RNS System may be able to effectively treat patients with drug-resistant generalized epilepsy. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of IGE. In the second half of 2021, we received IDE approval to initiate a study in IGE, called the NAUTILUS study, and in March 2024, we completed implanting patients in NAUTILUS, for a total of 87 patients implanted across 23 centers. In March 2025, the last patient is expected to complete one year of follow up post-implant, with the data lock and subsequent commencement of data analyses expected to begin in the second quarter of 2025. We plan to use this data to support our expected expanded label submission to the FDA in the second half of 2025 and we anticipate the final patient two-year completion in the first half of 2026.
Commercial Strategy
Our commercial strategy historically targeted epileptologists and neurosurgeons at Level 4 CECs in the United States. Within Level 4 CECs, epileptologists are the primary specialists who prescribe and manage therapy for drug-resistant focal epilepsy patients and neurosurgeons are the specialists who implant our RNS System. We estimate that there are approximately 1,200 epileptologists and 400 neurosurgeons associated with the approximately 200 Level 4 CECs in the United States. We also aim to improve flow of appropriate patients to Level 4 CECs with sales and marketing initiatives designed to enhance awareness of our RNS System and increase referrals of drug-resistant epilepsy patients to these centers.
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
We market and sell our RNS System in the United States through a direct sales organization that consists of sales representatives, known as Therapy Consultants, and clinical and programming support specialists, known as Field Clinical Engineers. Substantially all of our sales of the RNS System are in the United States. Our Therapy Consultants are highly skilled and technically trained with substantial experience launching new disruptive therapies, particularly in neuromodulation, and establishing them as a standard of care by increasing clinician adoption and utilization. Our Field Clinical Engineers have substantial experience training clinicians on the use of sophisticated technology and providing ongoing support for medical centers as they increase adoption of new therapies.
Our Therapy Consultants are responsible for developing territory business plans, targeting and onboarding new accounts, and increasing adoption of our RNS System within accounts. In addition, Therapy Consultants support epileptologists and their staff in incorporating our RNS System into their practice and provide resources to help with patient education within the CECs and community setting, as well as working to expand our referral pathways to increase referrals into Level 4 CECs. Together with our Field Clinical Engineers, they provide information that epileptologists can use to inform the development of appropriate patient selection protocols, and partner with the epilepsy care team to help incorporate our RNS System into their workflow. Our Field Clinical Engineers are responsible for ongoing account management including training clinicians on the use of our RNS System, promoting its benefits within existing accounts, and driving increased clinician utilization.
We support our sales organization with marketing and training initiatives designed to educate clinicians about our RNS System and support clinician adoption. We have developed a robust professional education program that includes educational symposia, fellows training, programming workshops, and peer-to-peer forums. Through webinars, clinical briefs, and scientific conferences, we keep our clinician customers informed about the rapidly growing body of peer-reviewed publications and scientific research involving our RNS System. We also engage in direct-to-patient marketing activities including targeted online advertising and social media to increase awareness about the benefits of our RNS System among potential patients and their caregivers.
Collaborations and Partnerships
DIXI Medical Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of Level 4 CECs to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership provides us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. The Distribution Agreement has an initial term of three years, which expires September 30, 2025. The Distribution Agreement automatically renews for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. The current Distribution Agreement will automatically renew unless either party provides notice of intent not to renew by April 3, 2025.
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures.
Research and Development
We focus our research and development efforts on advancing the treatment of patients living with disabling neurological disorders. These efforts are enhanced by the strong relationships that we have developed with epileptologists and neurosurgeons, as well as other neuroscientists and experts, through our clinical and commercial activities. We believe our brain-responsive RNS System is a platform that can drive a better standard of care for patients living with drug-resistant epilepsy and can also offer a more personalized solution and improved outcomes to the large population of patients living with other brain disorders.

Our research and development activities encompass basic research, clinical research and product development. Our research and development team has mechanical, biomedical and electrical engineering, software development, project management, data science, and machine and deep learning expertise. In addition, our clinical organization has expertise as well as extensive experience in clinical trial design and management, data collection, data management, and clinical data analysis. Our clinical team has conducted three prospective clinical studies on our RNS System and completed enrollment in a fourth, prospective Post-Approval Study, in addition to the ongoing NAUTILUS and RESPONSE studies. We believe the strength and strategic vision of our research and development team, combined with our clinical and regulatory expertise, will continue to drive our leadership position in the emerging category of brain-responsive neuromodulation.
Our near-term research and development efforts are focused on continuing to improve therapy effectiveness, enhancing the patient and provider experience through increased ease of use and efficiency, and expanding the population of patients that can be treated with our RNS System. Our research and development activities have resulted in significant new releases of components of the RNS System that advanced these goals. Our near-term development pipeline includes enhancements that leverage our extensive database of iEEG data and our advanced data analysis, machine learning and AI capabilities, which provide clinicians with additional information that they can use to enhance their clinical assessment and establish appropriate program settings for each patient. We believe our unique data, as well as our data analysis, machine learning, and AI capabilities, provide a window into the brain and may be useful to other third parties doing work in or treating patients with epilepsy. In addition to our near-term efforts, we continue to focus on developing our next-generation neurostimulator and developing new features such as streamlined, remote programming capabilities.
We recently announced that in 2025 we plan to release an AI-powered electrographic seizure classifier tool as a part of the PDMS component of the RNS System. With this tool, we anticipate bringing greater efficiency in physician identification of electrographic seizures in patients.
We also maintain and will continue to build an intellectual property portfolio covering brain-responsive neuromodulation and AI assessment of brain data. In the future, we intend to leverage these assets to expand into other brain disorders that we believe could benefit from the physiologic and engineering advantages made possible by our brain-responsive neuromodulation solution.
Coverage and Reimbursement
We derive most of our revenue from sales of our RNS System to the hospital facilities, typically CECs, that implant our RNS System in the United States. These facilities, in turn, bill third-party payors, including private insurers, Medicare or Medicaid on a per procedure basis including for the implant procedure and post-implant programming and iEEG data review.
Given the relatively young average age of our patient population, many of our patients do not qualify for Medicare. As such, the third-party payor mix for patients implanted with our RNS System has historically been more heavily weighted toward private insurers. As of December 31, 2024, commercial insurance companies that address over 200 million covered lives in the United States have positive written coverage policies for responsive neuromodulation for drug-resistant focal epilepsy, which includes our RNS System. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage.
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

Hospitals code for implantation of our RNS System neurostimulator and implantation of the leads using separate ICD-10 procedure codes. When combined with an ICD-10 diagnosis code for epilepsy, the codes map into MS-DRG 023 for payment to the hospital. In federal fiscal year 2025, which runs from October 2024 through September 2025, we expect the Medicare average payment rate for MS-DRG 023 at our customer accounts to be approximately $56,900. We believe that most DBS procedures for epilepsy map into MS-DRG 024 and we expect the Medicare average payment rate at these accounts will be approximately $38,400. We believe that VNS implantation procedures take place in a single outpatient procedure and map to Ambulatory Payment Classification, or APC, 5465. We expect the Medicare average payment rate in 2025 will be approximately $32,500.
The neurosurgeons who implant our RNS System may seek reimbursement for their services using a variety of Category I CPT codes, depending on the type of leads implanted. Effective in 2024, these codes include new CPT code 61889 for implantation of the RNS neurostimulator in addition to CPT codes 61850 or 61860 for cortical leads or CPT codes 61863 and 61864 for depth leads. We believe these codes for depth leads are the same CPT codes used for reimbursement of physician services for epilepsy DBS procedures. Based on 2025 Medicare national average payment rates, we expect that physician reimbursement under appropriate combinations of these codes may be between approximately $2,765 to $2,990 per procedure for our RNS System and approximately $2,645 for epilepsy DBS procedures. We believe physician services for the VNS implantation procedure are reimbursed under CPT code 64568 which is associated with a 2025 Medicare national average payment rate of approximately $590.
After implantation of our RNS System, the patient’s ongoing care, including device programming and data review, is typically managed by an epileptologist or other qualified clinician. The patient’s managing physician is able to seek reimbursement for programming on an as-needed basis. The physician can also seek reimbursement a maximum of once every 30 days for in-person or remote review of iEEGs, which are also referred to as electrocorticograms, or ECoGs. The codes utilized for device programming for both RNS and DBS are CPT codes 95983 and 95984 and the code for ECoG review is CPT code 95836. We believe this CPT code for ECoG review is only applicable to our RNS System as it is currently the only commercially available implanted brain neuromodulation system that records, stores, and enables online review of the patient’s ECoG data.
Based on 2025 Medicare national average payment rates, reimbursement under CPT codes 95983 and 95984 is expected to range from $47 to $88, depending on length of programming time. Reimbursement under CPT code 95836 is expected to be approximately $101 for ECoG review. Accordingly, physician reimbursement for device programming and ECoG review during a typical RNS System follow-up visit could range from $148 to $189. We believe physicians submit claims for VNS device programming using code 95976 or 95977, depending on the number of device parameters changed. Based on Medicare national average payment rates, payment under these codes is expected to range from $36 to $48.
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
Patents
Patent Portfolio
Our patent portfolio growth is primarily driven by AI and machine learning methods that may encompass future product features, as well as product hardware design advancements. Our patents and patent applications assert claims generally related to devices, methods and systems. As of December 31, 2024, we owned 95 issued U.S. patents and 16 non-provisional patent applications pending in the U.S. Patent and Trademark Office, or the USPTO. Our patents have claims that cover our current RNS System or related products, such as the system itself and methods of using it, including detection and stimulation methods, as well as the brain leads, lead connector, neurostimulator tray or ferrule, and elements used in the manufacture of the same. Additionally, we have patents with claims directed to: efficient communication or data transfer between implantable and external components of a neuromodulation system; and the use of data to optimize detection parameters and therapy outcomes, such as by using AI and machine learning and deep learning techniques. Our pending patent applications cover claims describing neural network models used to develop predictive analytical methods based on various biomarkers and the use of machine learning to develop methods for identifying, assessing, and treating various aspects of the epilepsy disease state. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology.
We cannot ensure that patents will issue from any of our pending applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection for our technology.
Patent Strategy
Our patent strategy is to seek patent protection for our inventions and to preserve our options to file additional, continuation applications pursuing claims covering specific commercial embodiments of the inventions, assuming these are strategically valuable. We also file patent applications covering innovations and developments to prevent third parties from developing competing products. For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel, as well as our business model and needs are also considered.
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
Trademarks
Our trademark portfolio is designed to protect the brands of our RNS System and any future products. As of December 31, 2024, we own 26 trademark registrations, four of which are U.S. trademark registrations and the rest in various other countries or regions. We own trademark registrations for “NeuroPace,” the “NeuroPace” logo, and “RNS” in the United States and various other countries, and “WINDOW TO THE BRAIN” in the U.S.
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
Our failure, or the failure of our suppliers, to maintain acceptable quality requirements could result in substantial fines, the shutdown of our manufacturing operations or the recall of components of our RNS System, which would harm our business. In the event that one of our suppliers fails to maintain acceptable quality requirements, we may have to find and qualify a new supplier and could experience a material adverse effect to our manufacturing operations and result in manufacturing delays.
We believe our quality management system is compliant with FDA Quality Systems Regulations. We have been an FDA registered medical device establishment since 2014 and California licensed medical device manufacturer since 2004. We moved to our current Mountain View, California facility in March 2012.

The FDA conducted a PMA pre-approval inspection of our manufacturing facility in Mountain View, California prior to our PMA approval, as well as an establishment inspection in September 2014 which resulted in no 483 observations. We were accepted into the FDA Voluntary Improvement Program in 2018, and we are in our seventh year of participation in the program. The FDA Voluntary Improvement Program is part of the FDA’s Case for Quality Program. As a participant in this program, we have an on-site appraisal once a year during which an appraisal team assesses our processes to determine areas for improvement, and we have subsequent quarterly check-in assessments that are designed to discuss our progress in continuous improvement. For companies that participate in this program, the FDA forgoes conducting routine facility inspections and pre-approval inspections in order to allow participants to shift resources to innovation and improvement efforts. We believe that we are in compliance, in all material respects, with applicable FDA and QSR requirements.
The materials, components, and sub-assemblies of our RNS System, as well as manufacturing services, are provided by qualified and approved suppliers, most of which are single source suppliers. For example, Micro Systems Technologies Management AG and Greatbatch Ltd are single source suppliers of key components of our products, including printed circuit assemblies and batteries. Other qualified and approved suppliers provide additional components, materials, and services, which include silicone adhesive, integrated circuits, and other components. We typically maintain several months’ worth of inventory on critical components. From time to time, we have experienced issues with our suppliers. To date, these issues have not had a material impact on our operations. We estimate that qualifying a second source supplier would be a lengthy process. Our suppliers are evaluated, qualified and approved through our supplier management program, which includes various evaluations, assessments, qualifications, validations, testing and inspection to ensure the supplier can meet acceptable quality and regulatory requirements.
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
Other federal healthcare fraud-related laws also provide criminal liability for violations. The Health Insurance Portability and Accountability Act, or HIPAA (18 U.S.C. § 1347), also created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-

Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Federal criminal law at 18 U.S.C. § 1001, among other sections, prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. These laws can apply to entities that provide information on coverage, coding, and reimbursement of their products and assistance with obtaining reimbursement to persons who bill payors. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines, award treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. In addition, various states have enacted false claim laws analogous to the federal False Claims Act.
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
U.S. Centers for Medicare and Medicaid Services
Medicare is a federal program administered by CMS through fiscal intermediaries, Medicare Administrative Contractors and carriers. Available to individuals aged 65 or over, and certain other individuals, the Medicare program provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such individuals, subject to certain deductibles and copayments.
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. The Further Consolidated Appropriations Act, signed into law on December 20, 2019, has repealed the medical device excise tax and as a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. The Affordable Care Act also provided incentives to programs that increase the federal government’s comparative effectiveness research, and it implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. We continue to evaluate the full impact that the Affordable Care Act will have on our business. During its history, there have been amendments to and judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act.
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
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021, expanding the definition of covered employees as defined under IRC Section 162(m). The provisions under the expanded definition of covered employees have been considered and were determined not to be materially impactful on our tax positions.
We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs while expanding individual healthcare benefits. We are not sure whether additional legislative changes will be enacted, or whether the current regulations, guidance or interpretations will be changed by the current administration or what the impact of such changes on our business, if any, may be. Certain of these changes could impose additional limitations on the rates we will be able to charge for our RNS System and future products or the amounts of reimbursement available for our RNS System and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could have a material adverse effect on our business and financial condition.

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
We are also subject to numerous other federal, state, local, and foreign laws, rules, regulations and standards related to data privacy, security and protection, including consumer protection laws and regulations that govern the collection, dissemination, use, access to, confidentiality and security of patient health and other personal information, such as the Federal Trade Commission Act and the California Consumer Privacy Act of 2018, as amended.
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
For more information regarding the risks related to data privacy and security, please see “Risk Factors—Risks related to privacy, information technology and cybersecurity.”
Human Capital Resources
NeuroPace was founded with a mission to transform the lives of people living with brain neurologic disorders. We are focused on developing high quality products that address critical patient needs and maintaining a work environment where employees are respected and encouraged to excel. As of December 31, 2024, we had 184 employees, all of which are based in the United States. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have strong employee relations.

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
Talent Attraction, Retention and Engagement
We have a strong employee value proposition that leverages our unique patient-driven culture, collaborative working environment, shared sense of purpose, desire to do the right thing and ground-breaking work, to attract talent to our Company. By focusing on individual performance, as well as teamwork and collaboration, we believe that we foster an environment that helps employees excel as individuals and as team members. Eighty-three employees, or 45% of our workforce, have been at NeuroPace for at least five years. To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional development. For example, we utilize both instructor-led training and online learning to deliver proprietary, targeted training courses designed to position our commercial organization at the cutting edge of neuromodulation. For our talent pipeline development, we utilize a variety of tools and work closely with individual business functions to provide training and hands-on support for managers and leaders for assessing talent, identifying development opportunities, and discussing succession planning.
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
Health and Wellness
We offer a comprehensive benefits package including: 401(k) plan, medical, dental, and vision insurance, life and long-term disability insurance, health care and childcare spending accounts, Section 529 college savings plan, three weeks paid vacation for most employees at start, 12 paid holidays, and PTO for sick time and family emergencies. Other benefits include hybrid work schedules, online wellness program, patent awards, company picnics, parties and barbecues, and more.
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
Risks related to operational, commercial and manufacturing matters
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. If we fail to successfully market and sell our RNS System cost effectively and maintain and expand our market share, our sales, business, financial condition and results of operations will be negatively affected.
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
Our commercial success will continue to depend on attaining significant market acceptance of our products and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and drive adoption of our RNS System both within Level 4 CECs and in the community, our sales, business, financial condition and results of operations would be harmed.
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
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations, to the extent applicable. If we fail to manufacture our products in compliance with QSR, or if our manufacturing facility suffers disruptions, supply chain issues, machine failures, slowdowns or disrepair, we may not be able to fulfill customer demand and our business would be harmed. Further, we typically do not maintain more than several months of inventory on hand and we manufacture our products using near-term demand forecasts. As a result, deviations from our forecasts could cause us to fail to meet demand for our products.
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
We source and rely upon materials, components, and sub-assemblies of our RNS System, as well as manufacturing services from approved suppliers, most of which are single-source suppliers. For example, Micro Systems Technologies Management AG and Integer Holdings Corporation (formally known as Greatbatch Ltd) are single-source suppliers of several key components of our products, including printed circuit assemblies and batteries. In addition, certain of our suppliers are not under long-term contracts with us.
These components, materials, and services, which also include silicone adhesive, integrated circuits and other components, are critical and there are relatively few alternative sources of supply. We believe our single-source suppliers are capable of continuing to meet our specifications and maintaining quality, but any significant problem experienced by one of our single-source suppliers may result in a delay or interruption in the supply of components, materials, or services to us. Our suppliers may experience manufacturing delays or issues, stop producing our components, materials, or services, increase the prices they charge us, or elect to terminate their relationships with us. In any of these cases, we could face a delay of several months to identify, perform appropriate testing, and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to identify and qualify a new supplier. Although we require our third-party suppliers to supply us with materials, components and services that meet our specifications and comply with applicable provisions of the FDA’s QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the materials and components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.
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
The rate of adoption and sales of our products are heavily influenced by clinical data. Although we have positive clinical data across four multi-center FDA-approved prospective clinical studies going out as far as nine years, there can be no assurance that clinical data will continue to be positive for our ongoing studies, such as our Post-Approval Study. Additionally, there can be no assurance that future clinical studies, including those to continue demonstrating the efficacy of our products in currently approved patient populations and those to support label retention and expansion for our products will demonstrate safety and effectiveness. Unfavorable or inconsistent clinical data from ongoing or future clinical studies conducted by us, our competitors, or third parties, the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators, or findings of new or more frequent adverse events, could harm our business, financial condition, and results of operations.
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
As of December 31, 2024, we had 184 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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

We are seeking expanded FDA labeling for our RNS System to be able to treat patients with generalized drug-resistant epilepsy as well as patients between the age of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, or if the recent FDA staffing changes delay reviews of our applications for indication expansion, our growth potential could be harmed.
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
If our clinical studies and collaborations with the National Evaluation System for health Technology to pursue the use of real-world data from the Pediatric Epilepsy Research Consortium do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with generalized drug-resistant epilepsy as well as patients age 12 to 17 with drug-resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process. Recent cuts and staffing changes at the FDA could further delay our efforts to expand indications by creating significant and costly delays in the review process for our regulatory submissions; these delays would negatively impact our growth potential and ability to expand our market reach according to our financial plans.
Our growth prospects may be harmed if we are unable to successfully use our unique data asset and analysis capabilities, either internally or through collaboration, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect.
In November 2023, we entered into a collaboration with Rapport to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities. We may seek to leverage our unique data asset or our data monitoring and analysis capabilities by entering into similar collaborations in the future. If we are unable to continue to build our data asset and our monitoring and analysis capabilities, either internally or through further collaborations, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect, our growth prospects may be harmed.
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
In addition, there can be no guarantee that we will receive approval to sell our RNS System in every international market we target, nor can there be any guarantee that any sales would result even if any such approval is received. Approval in the United States, or in any other jurisdiction, does not ensure approval in other jurisdictions. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional studies and additional expenses. Regulatory requirements can vary widely from country to country and could delay the introduction of our RNS System in those countries. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue will be diminished. Our inability to successfully enter all our desired international markets and manage business on a global scale could harm our growth potential.
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
We have adopted a code of conduct, employee handbook, compliance policies, and compliance training programs for all employees, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in integrity issues, or a negative impact to our reputation or brand. Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could harm our business, financial condition and results of operations.
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
Our operations are subject to pervasive and continuing FDA regulatory requirements, and failure to comply with these requirements could harm our growth potential, and our business, financial condition and results of operations.
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
In the process of obtaining PMA approval, which was required for our RNS System, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical study, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable device. The FDA could decline to approve any supplemental application that we submit in the future to expand the indications for which our RNS System can be used, which would harm our growth potential.
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
Risks related to privacy, information technology and cybersecurity
Our collection, use, storage, disclosure, transfer and other processing of sensitive and personal information may subject us to stringent and evolving U.S. and foreign laws, regulations and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may disrupt our business operations and harm our business and reputation, financial conditions, results of operations and prospects and cause other adverse business consequences.
In the course of our operations, we receive, collect, use, generate, store, disclose, transfer, make accessible, protect, secure, dispose of, transmit, share and otherwise process (collectively, process) an increasing volume of sensitive and personal information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and detailed recordings of iEEGs from patients as well as information from our employees and third parties with whom we conduct business. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance and industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including data breach notification laws. Numerous

U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. While the laws and regulations of other states also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties with whom we work. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they require us to comply with through contractual obligations. This patchwork of obligations may give rise to conflicts or differing views of personal privacy rights.
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
We use artificial intelligence, or AI, including generative AI, and machine learning, or ML, technologies in our products and services (collectively, AI/ML). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act and Colorado’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are or may become subject to such obligations in the future.

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
We or the third parties with whom we work may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. For example, one of our primary competitors has been subject to class action lawsuits and government investigations in connection with their alleged failure to comply with their privacy and security obligations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Disruptions in our information technology systems or data or those of third parties with whom we work, whether through breaches or failures of our systems, ransomware, unauthorized access or otherwise, may result in both an adverse impact to our products, as well as the unauthorized use, disclosure, modification or misappropriation of patient or other personal or sensitive information, the occurrence of fraudulent activity, or other information security-related incidents, all of which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, which could have a material and adverse impact on our business, financial condition and results of operations.
We are dependent on complex information technology systems for the functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing and inventory management purposes. We process and collect data about trial participants in connection with clinical trials and patient data, such as detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website. Further, in addition to clinical trial and patient data, we and the third parties with whom we work process a growing volume of personal information and confidential, proprietary and sensitive information, which include procedure-based information and sensitive healthcare data, credit card and other financial information, and insurance information (collectively, sensitive information).
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and originate from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, cyber criminals, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software and zero-day vulnerabilities, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.
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
Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties and third-party technologies to operate critical business systems to process sensitive information in a variety of contexts, such as and without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.
We expend resources or may have to modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not and may not in the future, however, detect and remediate all such vulnerabilities on a timely basis. Further, we have (and may in the future) experienced delays in deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Certain of the previously identified or similar threats may in the future cause a security incident or other interruption that may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.
Applicable data privacy and security obligations require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products and services, deter new customers from using our products and services, and negatively impact our ability to grow and operate our business.
Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We currently maintain a cybersecurity insurance policy and business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, or will cover all potential claims to which we are exposed and may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Therefore, failure to maintain or protect our information systems and data integrity effectively could harm our business, financial condition, and results of operations.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other sensitive information generated by the model. Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.
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

Certain of our patents are, and our future owned and in-licensed patents may be, discovered through government funded programs and thus may subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
Certain of our patents are, and our future owned and in-licensed patents may be, discovered through government funded programs. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980, or the Bayh-Dole Act, and implementing regulations, which are amended from time to time. These U.S. government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us or our licensors to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations, which are also referred to as “march-in rights.” The U.S. government also has the right to take title to these inventions if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. These time limits have recently been changed by regulation and may change in the future. Intellectual property generated under or in collaboration with a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our future ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. If the U.S. government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may permit the U.S. government to disclose our confidential information to third parties. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the government of any of the foregoing rights could harm our business, financial condition, results of operations and prospects.
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
We also license rights to use certain proprietary information and technology from third parties. The use of such proprietary information and technology is therefore subject to the obligations of the applicable license agreement between us and the owner. For example, the software we developed for our RNS System includes the use of open-source software that is subject to the terms and conditions of the applicable open-source software licenses that grant us permission to use such software. The owner of any such proprietary information or technology also might not enforce or otherwise protect its rights in the proprietary information or technology with the same vigilance that we would, which would allow competitors to use such proprietary information and technology without having to adhere to a license agreement with the owner.
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
Our inability to use software licensed from third parties, or our use of open-source software under license terms that interfere with our proprietary rights, could disrupt our business.
Our products, including our RNS System, includes the use of open-source software that is subject to the terms and conditions of the applicable open-source software licenses that grant us permission to use such software. Although we monitor our use of open-source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology to our customers. Moreover, we cannot ensure that we have not incorporated additional open-source software in our products in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. In the future, we could be required to seek licenses from third parties in order to continue offering our solutions, which licenses may not be available on terms that are acceptable to us, or at all. Claims related to our use of open-source software could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our technology, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our products on certain open-source software, and such litigation could be costly for us to defend or subject us to injunctions enjoining us from the sale of our products that contain open-source software.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2024 and 2023, we reported net losses of $27.1 million and $33.0 million, respectively. As a result of these losses, as of December 31, 2024, we had an accumulated deficit of approximately $531.0 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
Our expected future capital requirements may and do depend on many factors including expanding our customer base, the expansion of our sales force, our efforts to manage our expenses, and the timing and extent of spending on updating our product to enhance our offering or expand our reach. We may need additional funding to fund our operations, but additional funds may not be available to us on acceptable terms on a timely basis, if at all. We may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay any dividends, repurchase our common stock, make certain investments, and engage in certain merger, consolidation or asset sale transactions. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we are unable to raise additional capital or generate sufficient cash from operations to adequately fund our operations, we will need to curtail planned activities to reduce costs, which will likely harm our ability to execute on our business plan and continue operations.
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
If our distribution agreement with DIXI Medical is not renewed or we fail to negotiate a new agreement, our revenue growth, financial condition and results of operations may be materially affected.
In August 2022, we entered into a distribution agreement with DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The distribution agreement has an initial term of three years, which expires September 30, 2025, and which will be automatically renewed for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. If either party provides notice of intent not to renew by April 3, 2025 or otherwise fail to negotiate a new agreement, we may not be able to continue to generate and grow revenue from the sales of DIXI medical products, which may materially affect our financial condition and our results of operations, and our stock price may decline.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2024 and 2023, our net cash used in operating activities was $17.9 million and $19.7 million, respectively. As of December 31, 2024, we had $52.8 million of cash, cash equivalents and short-term investments and $15.2 million in current liabilities.

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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2024, we had $152.5 million of federal net operating loss carryforwards and $162.7 million of state net operating loss carryforwards. The federal and state NOL carryforwards began expiring in 2026 and 2029, respectively. As of December 31, 2024, the amount of federal NOL carryforwards that does not expire is $114.0 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation enacted in June 2020 that limited the ability to use California NOLs to offset California income for tax years beginning after 2019 and before 2023), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
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
Market opportunity estimates and growth forecasts are subject to significant uncertainty. Our estimates of the annual total addressable markets for our RNS System are based on a number of internal and third-party estimates and assumptions, including, without limitation, our assumptions relative to the number of adults with drug-resistant focal epilepsy in the United States who are treated at CECs and outside of CECs each year; the number of neuromodulation procedures annually in the United States; the number and growth in number of CECs, epileptologists, and neurosurgeons in the CECs and in the community setting; the growth in number of patients referred to CECs; the patients receiving neuromodulation therapy outside in the community setting; and the potential growth of our market opportunity with the expansion of treatment to patients in the community setting, as well as to those suffering from generalized epilepsy or who are under age 18.
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
Future legislation, potential changes in federal regulatory agency leadership, and new policies and priorities under the current Administration may adversely impact our company.
In light of the recent U.S. Presidential and Congressional elections, we expect additional state and federal health reform measures may be adopted in the future, and of which could adversely affect our business. Although the prospects for the imminent enactment of major legislation are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of federal executive and legislative branch support for consideration of such measures. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our current or planned products, or increase our cost of doing business. Disruption to federal funding during the current administration may disrupt our access to federal funding for research into expanded indications for our product. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, financial condition and results of operations.
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
As of December 31, 2024, there were 3.8 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of December 31, 2024, there were approximately 6.5 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans.
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
Based on the number of shares of common stock outstanding as of February 28, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 57.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.

Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the year ended December 31, 2024, our stock traded as high as $18.15 per share and as low as $5.45 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war and the conflict in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Trade tensions or restrictions on free trade, including the tariffs that have been proposed by the current administration, could exacerbate these effects. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
A severe or prolonged global economic downturn could result in a variety of risks to our business. For example, increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. A weak or declining economy could also strain our suppliers and manufacturers, possibly resulting in supply disruptions. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company, and no longer qualify for certain scaled disclosure requirements as a smaller reporting company. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform such evaluation required by our auditors under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. We cannot be certain that the actions we may take in the future will prevent or avoid potential future material weaknesses. If we are unable to conclude that our internal control over financial reporting is effective, or if we identify additional material weaknesses in our internal control over financial reporting and are unable to successfully remediate them, our reputation could be negatively impacted, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, we could be subject to sanctions or investigations by the Nasdaq Global Market, the SEC or other regulatory authorities and our access to the capital markets could be restricted in the future.
We will continue to incur significant costs as a result of operating as a public company, and our management and board of directors will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
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
Our information security function is overseen by our Privacy and Security Officer and is supported by our Director of Information Technology and Chief of Operations and Development, as well as our engineering operations and third-party service providers. This function helps to identify, assess, and manage our cybersecurity threats and risks, including through the use of our risk register. Our information security function helps identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: evaluating our industry’s risk profile, deploying manual and automated tools in certain environments, subscribing to reports and services that identify certain cybersecurity threats, evaluating certain threats reported to us, engaging third parties to conduct threat assessments, conducting internal and external vulnerability and threat scans and assessments of certain environments, conducting internal audits, and penetration testing of certain systems.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: incident detection and response, vulnerability management and disaster recovery policies, risk assessments, data encryption and data segregation of certain data, access controls and network security controls in certain environments, physical security controls, employee training, phishing simulation exercises, penetration testing, systems monitoring, cybersecurity insurance and asset and vendor management programs.
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
We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes security questionnaires and risk assessments for certain vendors, vulnerability scans for certain vendors, security assessment calls with certain vendor’s security personnel, imposition of information security contractual obligations on certain vendors, verification of relevant industry standard security certifications for certain vendors, and other vendor management program elements. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under the section titled “Risks related to privacy, information technology and cybersecurity” located in Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain NeuroPace management, including our Privacy and Security Officer, who has more than 20 years of experience in healthcare privacy and security, in coordination with our Director of Information Technology, who has more than 30 years of experience with information technology operations and seventeen years as a corporate privacy and security officer.
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
Our incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Privacy and Security Officer, Director of Information Technology, Chief of Operations and Development and other designated individuals. Our Privacy and Security Officer works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.
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
Holders of Common Stock
As of February 28, 2025, there were approximately 145 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
The net proceeds to us after deducting underwriting discounts and commissions of $8.2 million and net offering expenses of approximately $3.6 million were $105.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of April 21, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021 and those disclosed in this Annual Report on Form 10-K. As of December 31, 2024, approximately $92.7 million of the net proceeds had been used for general corporate purposes including cash used in operations and capital expenditures.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” under Part I, Item 1A of this report and elsewhere in this Annual Report on Form 10-K.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. We recently announced our primary effectiveness endpoint data in our Post-approval Study in this patient population. The data showed that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. Results will be presented at the American Academy of Neurology Annual Meeting, held April 5 through 9, 2025.
We are conducting studies to expand our indication for use to patients with drug-resistant generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2024, we completed implanting patients in our NAUTILUS study for generalized epilepsy and expect that the last patient will complete one year of follow up in March 2025, with the data lock and subsequent commencement of data analyses expected to begin in the second quarter of 2025. To support our RESPONSE study for label expansion in focal epilepsy patients under the age of 18, we recently announced our collaboration with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data from the Pediatric Epilepsy Research Consortium, or PERC. We are planning to file the expanded label submissions to the FDA for both of these indications in the second half of 2025.
Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients. In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. We initiated a pilot program to begin our outreach to these centers and clinicians in 2024 and have commenced program expansion that will continue through 2025. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of December 31, 2024, we had an accumulated deficit of $531.0 million, cash, cash equivalents and short-term investments of $52.8 million, and $59.5 million of outstanding debt under a term loan, net of debt discount and issuance costs.
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and effectiveness of our RNS System, including in expanded indications, and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to patients with drug-resistant generalized epilepsy and patients under the age of 18, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to CECs. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the next several years. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
Based on our current planned operations, we believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months. See “Liquidity and Capital Resources - Future Funding Requirements” for additional information.
Collaborations and Partnerships
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership provides us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leverages our field organization that is already calling on the same customers and supports our objective to engage earlier in the diagnostic and therapy selection process. The Distribution Agreement has an initial term of three years, which expires September 30, 2025, and which will be automatically renewed for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term.
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures.
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
Investing in Research and Development, Including Clinical Studies, to Expand Our Addressable Market
We intend to continue investing in clinical studies and existing and next generation technologies to further improve our RNS System and clinical outcomes, enhance the patient and provider experience and broaden the patient population that can be treated with our RNS System. In addition, we are continuing to develop AI-enabled software tools, leveraging our extensive database of intracranial electroencephalogram, or iEEG, data and our advanced data analysis capabilities to equip clinicians with the data they need to establish optimal program settings for each patient.

While research and development and clinical studies are time consuming and costly, we believe that a pipeline of product enhancements and new products that improve effectiveness, safety and ease of use is important for supporting increased adoption of our RNS System.
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We have experienced and may continue to experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. We also derive revenue from sales of DIXI Medical products. A change in product mix between sales of our RNS System and DIXI Medical products would cause variability in our gross margin.
Components of Our Results of Operations
Revenue
We derive most of our revenue from sales of our RNS System to the hospital facilities that implant our RNS System. Our revenue fluctuates primarily based on the volume of procedures performed and the procedure mix between initial and replacement implants. Our revenue has also fluctuated and will continue to fluctuate in the future from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of our RNS System in new accounts and the number of physicians who are aware of and prescribe our RNS System.
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
Nearly all of our revenue results from sales in the United States, but we also have limited sales of our RNS System in Canada pursuant to a special program that involves case-by-case approvals of the use of our RNS System in adult patients with drug-resistant focal epilepsy.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Cost of goods sold also includes costs of procuring and shipping DIXI Medical products. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems and DIXI Medical products are sold.
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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2024	2023	Change	% Change
Revenue	$79,906	$65,421	$14,485	22%
Cost of goods sold	20,821	17,299	3,522	20%
Gross profit	59,085	48,122	10,963	23%
Operating expenses
Research and development	23,653	20,778	2,875	14%
Selling, general and administrative	57,103	54,518	2,585	5%
Total operating expenses	80,756	75,296	5,460	7%
Loss from operations	(21,671)	(27,174)	5,503	(20)%
Interest income	3,024	3,050	(26)	(1)%
Interest expense	(8,798)	(8,517)	(281)	3%
Other income (expense), net	304	(315)	619	(197)%
Net loss	$(27,141)	$(32,956)	$5,815	(18)%
Revenue
Revenue increased by $14.5 million, or 22%, to $79.9 million during the year ended December 31, 2024, compared to $65.4 million during the year ended December 31, 2023. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. Revenue from sales of DIXI Medical products represented approximately 17% of our total revenue for the year ended December 31, 2024, as compared to approximately 15% for the year ended December 31, 2023. All of our revenue, with the exception of $0.2 million and less than $0.1 million for the years ended December 31, 2024 and 2023, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $3.5 million, or 20%, to $20.8 million during the year ended December 31, 2024, compared to $17.3 million during the year ended December 31, 2023. The increase was primarily due to an increase in the number of RNS Systems sold and the costs of distributing DIXI Medical products. Our gross margin increased from 73.6% for the year ended December 31, 2023 to 73.9% for the year ended December 31, 2024 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $2.9 million, or 14%, to $23.7 million during the year ended December 31, 2024, compared to $20.8 million during the year ended December 31, 2023. The increase in research and development expenses was primarily due to an increase of $2.4 million in personnel-related expenses, including stock-based compensation, driven by an increase in personnel during the year ended December 31, 2024, and an increase of $1.2 million in product development expenses. The increases were offset in part by an increase of $0.5 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.6 million, or 5%, to $57.1 million during the year ended December 31, 2024, compared to $54.5 million during the year ended December 31, 2023. The increase in selling, general and administrative expenses was primarily due to an increase of $2.4 million in personnel-related expenses driven by an increase in our sales and field support personnel during the year ended December 31, 2024, compared to the year ended December 31, 2023, an increase of $0.3 million in sales, field support and marketing costs, including travel, and an increase of $0.4 million in expenses related to commercial operations. The increases were partially offset by a decrease of $0.4 million in general and administrative expenses.
Interest Expense and Income
Interest expense increased by $0.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, due to an increase in the average balance of our Term Loan as a result of using the PIK interest option for the payment dates from January 2023 through June 2024. Interest income decreased by less than $0.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to a decrease in average balances of our money market funds and short-term marketable securities, partially offset by higher interest yields in the year ended December 31, 2024.
Other Income (Expense), net
Other income (expense), net increased by 0.6 million to $0.3 million during the year ended December 31, 2024, compared to ($0.3) million during the year ended December 31, 2023, primarily due to unrealized gain, net on short-term investments in the year ended December 31, 2024.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $52.8 million and $59.5 million outstanding under the Term Loan, net of debt discount and issuance costs.
2025 Follow-on Offering
In February 2025, we received approximately $69.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We intend to use the remaining net proceeds from the offering for general corporate purposes, which may include clinical trial and other research and development expenses, selling, general and administrative expenses, debt reduction and working capital.
At-the-Market Equity Program
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink will act as our sales agent and pursuant to which we may sell common stock for aggregate gross sales proceeds of up to $50.0 million. During the year ended December 31, 2023, we received net proceeds of approximately $7.6 million from the sale of shares of common stock pursuant to our ATM offering program, after deducting sales commission and offering expenses. During the year ended December 31, 2024, we received net proceeds of approximately $3.2 million after deducting sales commissions and offering expenses. On February 20, 2025, we terminated the Sales Agreement and closed the ATM program. On the date of termination, we had $38.3 million remaining under our ATM program.
Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10.0 million expired without being drawn.
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
Material Cash Requirements
We have future minimum payments for the Term Loan totaling $75.0 million, with $7.7 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $17.3 million as of December 31, 2024. See Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
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
Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least twelve months from the issuance of our financial statements as of and for the year ended December 31, 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by:
Operating activities	$(17,949)	$(19,701)
Investing activities	8,994	23,027
Financing activities	4,327	8,127
Net (decrease) increase in cash and cash equivalents	$(4,628)	$11,453
Cash Flows Used in Operating Activities
Net cash used in operating activities was $17.9 million for the year ended December 31, 2024. Cash used in operating activities was primarily a result of the net loss of $27.1 million, adjusted for non-cash charges of $14.6 million and change in operating assets and liabilities of $5.4 million. The non-cash charges primarily consisted of $10.3 million of stock-based compensation, $1.6 million of amortization of right-of-use assets, $1.4 million of interest incurred but paid-in-kind, $1.0 million of non-cash interest expense related to our Term Loan, and $0.3 million of inventory write-downs. The change in operating assets and liabilities was due to an increase in inventories of $2.4 million largely due to an increase in work-in-process inventory and finished goods, a decrease in operating lease liabilities of $1.6 million, a decrease in accrued liabilities of $1.4 million largely due to accrued payroll and related expenses, an increase in accounts receivable of $0.5 million, and a decrease in deferred revenue of $0.5 million, offset in part by an increase in accounts payable of $0.7 million, and a decrease in prepaid expenses and other assets of $0.4 million.
Net cash used in operating activities was $19.7 million for the year ended December 31, 2023. Cash used in operating activities was primarily a result of the net loss of $33.0 million, adjusted for non-cash charges of $15.7 million and change in operating assets and liabilities of $2.5 million. The non-cash charges primarily consisted of $9.6 million of stock-based compensation, $2.7 million of interest incurred but paid-in-kind, $1.4 million of amortization of right-of-use assets, $1.1 million of non-cash interest expense related to our Term Loan, $0.3 million of amortization of debt discount and issuance costs and $0.3 million of loss from short-term investments. The change in operating assets and liabilities was due to an increase in accounts receivable of $4.9 million primarily due to an increase in sales of our products, including our RNS System and DIXI Medical products, an increase in inventories of $1.7 million largely due to an increase in raw materials and finished goods, partially offset by a reduction in work-in-process inventory, a decrease in operating lease liabilities of $1.4 million due to cash paid for rent net of the accretion of imputed interest, offset in part by a decrease in prepaid expenses and other assets of $0.4 million, an increase in accrued liabilities of $3.8 million primarily due to an increase in accrued employee bonuses and payroll related expenses, and an increase in deferred revenue of $1.1 million related to our collaboration agreement with Rapport.

Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $9.0 million for the year ended December 31, 2024, which primarily consisted of sales of short-term investments of $9.3 million, partially offset by purchases of property and equipment of $0.3 million.
Net cash provided by investing activities was $23.0 million for the year ended December 31, 2023, which primarily consisted of sales of short-term investments of $23.2 million, partially offset by purchases of property and equipment of $0.2 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $4.3 million for the year ended December 31, 2024, which primarily consisted of $3.3 million of net cash proceeds from our At-the-Market offering and proceeds from the issuance of common stock under employee plans of $1.9 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.9 million.
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
We regularly review inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily depends on our estimate of future demand for a particular product. If our estimate of future demand is too high, we may have to write-down excess inventory for the product and record a charge to cost of goods sold, which could have a material adverse effect on our results of operations. Inventory write-downs were $0.3 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $52.8 million, compared to $66.5 million at December 31, 2023, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NeuroPace, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroPace, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Emphasis of Matter
As disclosed in Note 6 to the financial statements, the Company has a term loan maturing in September 2026. Management’s evaluation of the events and conditions related to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2025
We have served as the Company's auditor since 2003.

NeuroPace, Inc.
Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2024	2023

Assets
Current assets
Cash and cash equivalents	$13,430	$18,058
Short-term investments	39,325	48,396
Accounts receivable	12,851	12,314
Inventory	13,381	11,214
Prepaid expenses and other current assets	2,352	2,737
Total current assets	81,339	92,719
Property and equipment, net	1,052	1,003
Operating lease right-of-use asset	11,843	13,405
Restricted cash	122	122
Deferred offering costs	276	387
Other assets	15	15
Total assets	$94,647	$107,651
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,954	$2,332
Accrued liabilities	9,787	11,180
Operating lease liability	1,860	1,627
Deferred revenue	555	1,090
Total current liabilities	15,156	16,229
Long-term debt	59,525	56,954
Operating lease liability, net of current portion	11,953	13,814
Total liabilities	86,634	86,997
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 30,145,039 and 27,823,465 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	30	28
Additional paid-in-capital	538,933	524,435
Accumulated deficit	(530,950)	(503,809)
Total stockholders’ equity	8,013	20,654
Total liabilities and stockholders’ equity	$94,647	$107,651
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$79,906	$65,421
Cost of goods sold	20,821	17,299
Gross profit	59,085	48,122
Operating expenses
Research and development	23,653	20,778
Selling, general and administrative	57,103	54,518
Total operating expenses	80,756	75,296
Loss from operations	(21,671)	(27,174)
Interest income	3,024	3,050
Interest expense	(8,798)	(8,517)
Other income (expense), net	304	(315)
Net loss and comprehensive loss	$(27,141)	$(32,956)
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(1.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	29,126,314	25,851,813
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2023	25,045,751	$25	$506,713	$(1,108)	$(470,853)	$34,777
Net loss	—	—	—	—	(32,956)	(32,956)
Unrealized loss adjustment for short-term investment	—	—	—	1,108	—	1,108
Issuance of common stock pursuant to stock option exercises	889,968	1	148	—	—	149
Issuance of common stock pursuant to Employee Stock Purchase Plan	280,599	—	654	—	—	654
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $509	933,500	1	7,621	—	—	7,622
Issuance of common stock upon vesting of restricted stock units	728,986	1	(1)	—	—	—
Shares withheld for taxes	(53,999)	—	(259)	—	—	(259)
Repurchase of common stock	(1,340)	—	—	—	—	—
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	9,558	—	—	9,558
Balances at December 31, 2023	27,823,465	28	524,435	—	(503,809)	20,654
Net loss	—	—	—	—	(27,141)	(27,141)
Issuance of common stock pursuant to stock option exercises	556,718	1	809	—	—	810
Issuance of common stock pursuant to Employee Stock Purchase Plan	202,616	—	1,121	—	—	1,121
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $212	444,555	—	3,167	—	—	3,167
Issuance of common stock upon vesting of restricted stock units	1,184,284	1	(1)	—	—	—
Shares withheld for taxes	(65,317)	—	(881)	—	—	(881)
Repurchase of common stock	(1,282)	—	—	—	—	—
Change in early exercise liability	—	—	1	—	—	1
Stock-based compensation	—	—	10,282	—	—	10,282
Balances at December 31, 2024	30,145,039	$30	$538,933	$—	$(530,950)	$8,013
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(27,141)	$(32,956)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,282	9,558
Depreciation	207	172
Amortization of debt discount and issuance costs	228	283
Non-cash interest expense	954	1,075
PIK interest incurred but not paid on term loan	1,389	2,683
Amortization of right-of-use asset	1,562	1,433
(Gain) loss on short-term investments	(229)	315
Inventory write-downs	251	196
Other	1	24
Changes in operating assets and liabilities
Accounts receivable	(537)	(4,850)
Inventory	(2,418)	(1,698)
Prepaid expenses and other assets	384	381
Accounts payable	671	240
Accrued liabilities	(1,392)	3,768
Deferred revenue	(534)	1,090
Operating lease liabilities	(1,627)	(1,415)
Net cash used in operating activities	(17,949)	(19,701)
Cash flows from investing activities
Acquisition of property and equipment	(306)	(173)
Proceeds from sale of short-term investments	9,300	23,200
Net cash provided by investing activities	8,994	23,027
Cash flows from financing activities
Proceeds from issuance of common stock under employee plans	1,931	803
Taxes withheld and paid related to net share settlement of equity awards	(881)	(259)
Proceeds from At-the-Market offering, net of sales commission	3,277	7,888
Payment of deferred offering costs	—	(305)
Net cash provided by financing activities	4,327	8,127
Net (decrease) increase in cash and cash equivalents	(4,628)	11,453
Cash, cash equivalents and restricted cash
Beginning of year	18,180	6,727
End of year	$13,552	$18,180
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$13,430	$18,058
Restricted cash	122	122
Total cash, cash equivalents and restricted cash	$13,552	$18,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,226	$4,476
Supplemental disclosures of non-cash investing and financing information:
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

Net change in accrued liabilities from early exercise of options	$(1)	$(1)
Purchase of property and equipment included in accounts payable	$19	$69
Deferred offering costs offset against additional paid-in capital	$110	$265
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. During the year ended December 31, 2023, the Company sold 933,500 shares of common stock under the Sales Agreement for gross proceeds of $8.1 million, or $7.6 million after deducting sales commissions and offering expenses. During the year ended December 31, 2024, the Company sold 444,555 shares of common stock under the Sales Agreement for gross proceeds of $3.4 million, or $3.2 million after deducting sales commissions and offering expenses. As of December 31, 2024, the Company has $38.5 million remaining under its ATM program. Refer to Note 12 for information on the termination of the ATM program in February 2025.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $531.0 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, the Company used $17.9 million and $19.7 million, respectively, of cash in its operating activities. As of December 31, 2024, the Company had cash, cash equivalents and short-term investments of $52.8 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $70.0 million in each of the years ending December 31, 2024 and December 31, 2025 and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue in the future, the Company may not be in compliance with the annual net revenue covenant and the lender may call the debt resulting in the Company immediately needing additional capital, and resulting in a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of December 31, 2024, the Company was in compliance with all covenants of the Term Loan.
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
Revenue Recognition
The Company derives most of its revenue from sales of RNS Systems to hospital facilities (typically comprehensive epilepsy centers, or Level 4 CECs) that implant its products. Beginning in the fourth quarter of 2022, the Company also derives revenue from sales of DIXI Medical products, primarily to its current customer base. Beginning in the fourth quarter of 2023, the Company also derives revenue from services provided to Rapport Therapeutics, Inc., or Rapport.
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
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
The Company determines the transaction price based on the amount it expects to be entitled to in exchange for transferring the promised product or service to the customer, which is based on the invoiced price for the products or services. All prices are at fixed amounts per the sales agreement with the customer and there are no discounts, rebates or other price concessions.
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

NeuroPace, Inc.
Notes to Financial Statements
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
The Company recognizes revenue under its contract with Rapport to provide biomarker monitoring and data analysis services. Revenue from biomarker monitoring is recognized ratably over the two-year contractual support period, as the benefits provided by the Company’s performance are simultaneously consumed by the customer. Revenue related to data analysis is recognized upon completion of the services. The Company’s contract with Rapport commenced during the fourth quarter of 2023. The related revenue recognized for the years ended December 31, 2024 and 2023 were $1.2 million and $0.4 million, respectively.
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
The Company’s contract balances were accounts receivable of $12.9 million and $12.3 million as of December 31, 2024, and December 31, 2023, respectively.
The Company’s contract liabilities consist of deferred revenue of $0.6 million and $1.1 million as of December 31, 2024 and 2023, respectively. The Company’s deferred revenue balance was $0.6 million as of December 31, 2024, which is expected to be recognized as revenue in 2025. Revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balance at the beginning of the year was $1.1 million.
As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.7 million, which the Company expects to recognize as revenue by December 2025.

NeuroPace, Inc.
Notes to Financial Statements
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents that are available-for-sale investments are recorded at fair value, based on quoted market prices. As of December 31, 2024 and December 31, 2023, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for the years ended December 31, 2024 and December 31, 2023 consists of collateral for the amended letter of credit that was issued in connection with the Company’s facility lease (see Note 5).
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
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States. For the years ended December 31, 2024 and December 31, 2023, there were no customers that represented 10% or more of revenue. As of December 31, 2024 and December 31, 2023, no customer represented 10% or more of the Company’s accounts receivable.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of December 31, 2024 and December 31, 2023. To date, the Company has not experienced any material credit-related losses.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to

NeuroPace, Inc.
Notes to Financial Statements
write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of goods sold. Inventory write-downs were $0.3 million and $0.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets for the years ended December 31, 2024 and December 31, 2023.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liability, and operating lease liability, net of current portion on the Company’s balance sheets.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected certain practical expedients under ASC 842, Leases, including the package of practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification, as well as elections to not record leases with an initial term of twelve months or less on the balance sheet, and to combine the lease and non-lease components in determining the lease liabilities and ROU assets.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its ATM offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Upon issuing shares under the ATM offering during the years ended December 31, 2024 and 2023, $0.1 million and $0.3 million, respectively, of deferred offering costs were recorded against the proceeds from the ATM offering and recorded in stockholders

NeuroPace, Inc.
Notes to Financial Statements
equity as a reduction of additional paid-in capital. As of December 31, 2024 and 2023, $0.3 million and $0.4 million of deferred offering costs related to the ATM offering were recorded on the balance sheets, respectively.
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $1.7 million and $1.4 million in funding during the years ended December 31, 2024 and 2023, respectively. Through December 31, 2024, $3.8 million of qualifying expenses have been incurred and funded by the NIH related to the first to fourth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of December 31, 2024, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the fourth year of funding.
Warranty
Warranty costs are accrued based on the Company’s best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. While the Company believes that historical experience provides a reliable basis for estimating such warranty cost, unforeseen quality issues or component failure rates could result in future costs in excess of such estimates. The warranty liability as of December 31, 2024 and December 31, 2023 was immaterial.
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

NeuroPace, Inc.
Notes to Financial Statements
include costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses, the cost of products used for clinical trials and costs associated with regulatory compliance and submitting and maintaining regulatory filings.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $0.7 million and $0.7 million were expensed during the years ended December 31, 2024 and December 31, 2023, respectively.
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
Notes to Financial Statements
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In accordance with Accounting Standards Codification, or ASC, 280, Segment Reporting, the Company operates as one operating and reportable segment. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires all public entities, including public entities with a single reportable segment, to disclose in interim and annual periods significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, to allocate resources and assess performance, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The Company adopted this ASU effective for the fiscal year ended December 31, 2024 on a retrospective basis. Refer to Note 11 for further information on the Company’s reportable segment.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.
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
Notes to Financial Statements
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2024 (in thousands):

	Fair Value as of December 31, 2024	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$13,349	$13,349	$—	$—
Fixed income mutual funds, included in short-term investments	39,325	39,325	—	—
Total	$52,674	$52,674	$—	$—
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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and December 31, 2023.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $1.0 million in unrealized gains from its short-term investment, respectively. As of December 31, 2024, the Company’s short-term investment had a cumulative unrealized net gain of $0.1 million. As of December 31, 2023, the Company’s short-term investment had a cumulative unrealized net loss of $0.1 million, which included an adjustment of $1.1 million unrealized loss recorded in other income (expense), net in the year ended December 31, 2023. The adjustment was not material to any previously issued financial statements.

NeuroPace, Inc.
Notes to Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$4,248	$4,090
Work-in-process	1,778	627
Finished goods	7,355	6,497
Total	$13,381	$11,214
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2024	2023
Machinery, equipment, furniture and fixtures	$4,659	$4,522
Computer equipment and software	1,932	1,822
Leasehold improvements	2,435	2,426
	9,026	8,770
Less: Accumulated depreciation	(7,974)	(7,767)
Property and equipment, net	$1,052	$1,003

Depreciation expense for the years ended December 31, 2024 and December 31, 2023 was $0.2 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Payroll and related expenses	$8,178	$9,655
Inventory purchases	575	588
Professional fees	50	30
Other	984	907
	$9,787	$11,180
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

NeuroPace, Inc.
Notes to Financial Statements
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease.
The maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

2025	$2,942
2026	3,031
2027	3,122
2028	3,215
2029	3,312
Thereafter	1,704
Total undiscounted lease payments	17,326
Less: imputed interest	3,513
Total operating lease liability	13,813
Less: current portion	1,860
Operating lease liability, net of current portion	$11,953
Operating lease cost was $2.8 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the remaining term for the operating lease in Mountain View, California was 5.5 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the years ended December 31, 2024 and 2023, cash paid for amounts included in operating lease liabilities of $2.9 million and $2.8 million, respectively, was included in cash flows from operating activities on the statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The Distribution Agreement has an initial term of three years, which expires September 30, 2025. The Distribution Agreement automatically renews for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. The current Distribution Agreement will automatically renew unless either party provides notice of intent not to renew by April 3, 2025.
To maintain the distribution rights, the Company is required to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the minimum purchase by 10% for each of the two subsequent years. The Company met the purchase commitment for the first two years and expects to meet the purchase commitment for the third year, which is through September 2025.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of

NeuroPace, Inc.
Notes to Financial Statements
such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2024 and December 31, 2023.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of December 31, 2024 and December 31, 2023.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no contingent liabilities requiring accrual as of December 31, 2024 and 2023.
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
The Term Loan initially bore interest at a rate of 12.5% per year. In February 2023, the Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted for as a debt modification in accordance with ASC 470, Debt and the Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the Term Loan are made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. From January 2023 through June 2025, the Company had the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from April 2022 through June 2024, the Company elected the PIK option, increasing the principal of the Term Loan by $6.0 million.
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its initial public offering, or IPO, on or prior to September 30, 2023. In connection with closing the IPO in April 2021, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment was to be due in one installment on September 30, 2025. In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with ASC 470 and no gain or loss was recognized. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of December 31, 2024, the Term Loan had an annual effective interest rate of 15.5% per year.
The Term Loan is collateralized by substantially all of the Company’s assets. The Term Loan Agreement contains customary representations and warranties, covenants, events of default and termination provisions. The

NeuroPace, Inc.
Notes to Financial Statements
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
During the years ended December 31, 2024 and December 31, 2023, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of $0.2 million and $0.3 million, respectively.
Interest expense on the Term Loan was $8.8 million and $8.5 million during the years ended December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2025	$7,666
2026	67,341
Total	75,007
Less: Unamortized debt discount and issuance cost	(392)
Less: Unaccreted backend fee	(1,690)
Less: Interest	(13,400)
Term Loan	$59,525

7.     Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of December 31, 2024 and December 31, 2023, no dividends had been declared.
As of December 31, 2024 and December 31, 2023, the Company had reserved common stock for future issuance as follows:

	Year Ended December 31,
	2024	2023
Outstanding options under the 2021 Plan	1,987,784	2,208,341
Shares available for future grant under the 2021 Plan	2,201,012	1,314,502
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Plan	1,480,338	2,430,803
Common stock available for ESPP	475,416	399,798
Total	6,524,974	6,733,868

NeuroPace, Inc.
Notes to Financial Statements
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
Options under the 2021 Plan may be granted for periods of up to 10 years at exercise prices no less than the fair market value of the Company’s common stock on the date of grant; provided, however, that the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the fair market value of the shares on the date of grant and such option may not be exercisable after the expiration of five years from the date of grant. Vesting conditions determined by the plan administrator may apply to stock options and other stock-based awards and may include continued service, performance and/or other conditions. Generally, options and restricted stock units vest over a three or four-year period.
In January 2025, the number of shares of common stock available for issuance under the 2021 Plan was increased by 1,507,251 shares as a result of the automatic increase provision in the 2021 Plan.
A summary of shares available for grant under the 2021 Plan is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2023	1,443,946
Authorized	1,252,287
Granted/Awarded	(2,758,399)
Canceled	1,322,669
Withheld for taxes	53,999
Shares available for grant as of December 31, 2023	1,314,502
Authorized	1,391,173
Granted/Awarded	(1,157,793)
Canceled	587,813
Withheld for taxes	65,317
Shares available for grant as of December 31, 2024	2,201,012
2023 Inducement Plan

NeuroPace, Inc.
Notes to Financial Statements
In July 2023, the Company’s Compensation Committee of the Board of Directors approved the 2023 Inducement Plan, or the Inducement Plan. The terms of the Inducement Plan are similar to the terms of the 2021 Plan with the exception that incentive stock options may not be issued under the Inducement Plan and awards under the Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The Inducement Plan was adopted by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The Company has initially reserved 380,424 shares of its common stock for issuance pursuant to awards granted under the Inducement Plan, and granted an option to purchase 380,424 shares of its common stock to its Chief Executive Officer, or CEO, as a material inducement for the CEO to join the Company.
A summary of stock option activity for the years ended December 31, 2024 and 2023 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2023	3,446,583	$3.61	8.06
Granted	695,225	$3.85
Exercised	(889,968)	$0.17
Canceled	(663,075)	$5.00
Balances as of December 31, 2023	2,588,765	$4.51	7.17
Granted	510,654	$12.04
Exercised	(556,718)	$1.45
Canceled	(174,493)	$15.89
Balances as of December 31, 2024	2,368,208	$6.01	7.27
Vested and exercisable at December 31, 2024	1,568,345	$4.51	6.49
Vested and expected to vest at December 31, 2024	2,368,208	$6.01	7.27
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The total intrinsic value of stock options exercised was $6.0 million and $5.3 million during the years ended December 31, 2024 and December 31, 2023, respectively, determined at the date of each stock option exercise.
Early Exercise of Stock Options
The terms of the Company’s 2020 Plan and 2021 Plan permit the exercise of options granted under the plans prior to vesting, subject to required approvals. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of December 31, 2024 and December 31, 2023 there were 0 and 30,211 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance

NeuroPace, Inc.
Notes to Financial Statements
under the ESPP. In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 301,450 shares as a result of the automatic increase provision in the ESPP.
The Company issued 202,616 and 280,599 shares under the ESPP for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, 475,416 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2024 through June 6, 2025.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	0.5	0.5
Expected volatility	76% - 78%	63% - 90%
Weighted average risk-free interest rate	4.34% - 5.40%	5.36% - 5.43%
Fair value of common stock	$6.47 - $10.95	$4.20 - $8.49
Dividend yield	—%	—%

Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2023	1,756,209	$10.15
Granted	2,063,174	$4.77
Vested	(728,986)	$9.76
Canceled	(659,594)	$7.14
Unvested, December 31, 2023	2,430,803	$6.52
Granted	647,139	$13.00
Vested	(1,184,284)	$6.65
Canceled	(413,320)	$7.68
Unvested, December 31, 2024	1,480,338	$8.92
The fair value of RSUs is based on the Company’s closing stock price on the date of grant.
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of goods sold	$723	$606
Research and development	3,270	2,749
Selling, general and administrative	6,289	6,203
Total stock-based compensation	$10,282	$9,558
The above stock-based compensation expense related to the following equity-based awards (in thousands):

NeuroPace, Inc.
Notes to Financial Statements

	Year Ended December 31,
	2024	2023
Stock options and restricted stock units	$9,745	$9,271
ESPP	537	287
Total stock-based compensation	$10,282	$9,558
As of December 31, 2024, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $15.0 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.1 years.
As of December 31, 2024, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The total fair value of options that vested during the years ended December 31, 2024 and December 31, 2023 was $8.8 million and $7.8 million, respectively. The options granted during the years ended December 31, 2024 and December 31, 2023 had a weighted average grant date fair value of $8.13 per share and $3.85 per share, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2024 and December 31, 2023:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.27 - 6.25	5.27 - 6.25
Expected volatility	71% - 78%	60% - 63%
Weighted average risk-free interest rate	3.62% - 4.64%	3.74% - 3.94%
Fair value of common stock	$6.00 - $17.11	$1.54 - $4.50
Dividend yield	—%	—%

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
9.     Income Taxes
The Company’s operations and income tax components are solely in the United States. From inception through 2024, the Company has only generated pretax losses in the United States and has not generated any pretax income or

NeuroPace, Inc.
Notes to Financial Statements
loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2024 and 2023. The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.
A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.4%	4.5%
Research and development tax credit	5.1%	1.8%
Stock-based compensation	5.5%	(0.8)%
Nondeductible interest expense	(2.0)%	(0.5)%
FIN 48 reserve	(1.2)%	(0.3)%
Change in valuation allowance	(21.8)%	(23.3)%
Federal net operating loss expiration	(10.2)%	—%
Other	(2.8)%	(2.4)%
Total	—%	—%
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$42,043	$41,864
Research and development credits	14,903	13,069
Research and development expenditures, capitalized for tax	12,283	8,271
Fixed assets and inventory	28	151
Accruals and reserves	1,399	1,633
Interest expense carryforward	5,747	5,033
Operating lease liability	3,515	3,958
Other	1,281	1,718
Gross deferred tax assets	81,199	75,697
Deferred tax liabilities:
Operating lease right-of-use asset	(3,014)	(3,436)
Total deferred tax liabilities	(3,014)	(3,436)
Valuation allowance	(78,185)	(72,261)
Net deferred tax assets	$—	$—
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $12.3 million.
We recognize deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. We regularly evaluate the

NeuroPace, Inc.
Notes to Financial Statements
positive and negative evidence in determining the realizability of our deferred tax assets. Based upon the weight of available evidence, which includes our historical operating performance and reported cumulative net losses since inception, we maintained a full valuation allowance on the net deferred tax assets as of December 31, 2024 and 2023. We intend to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $5.9 million during the year ended December 31, 2024 primarily resulting from $5.5 million increase in gross deferred tax assets net of a $0.4 million decrease in deferred tax liabilities. The valuation allowance increased by $7.5 million during the year ended December 31, 2023 primarily resulting from $7.0 million increase in gross deferred tax assets net of a $0.5 million decrease in deferred tax liabilities.
As of December 31, 2024, the Company had net operating loss, or NOL, carryforwards of $152.5 million and $162.7 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards begin expiring in 2026 and 2029, respectively. As of December 31, 2024, the amount of federal NOL carryforwards that does not expire is $114.0 million (subject to certain utilization limitations).
As of December 31, 2024, the Company had research and development credit carryforwards of $5.4 million and $14.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2037 and the state credits carryforward indefinitely.
Utilization of the Company’s NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change provisions included in the Internal Revenue Code, or Section 382, and similar state provisions. An annual limitation may result in the expiration of NOL and credit carryforwards before utilization. The Company conducted Section 382 studies as of 2016, 2021, and 2024, and has determined that it experienced Section 382 ownership changes in 2016 and in 2021, and no change in 2024. The 2016 ownership change resulted in permanent limitations of its NOL and credit carryforwards. The 2021 ownership change did not result in permanent limitations of its NOL or credit carryforwards. It has been determined that $226.8 million and $150.7 million of federal and state NOL carryforwards, respectively, have been permanently limited and will expire unutilized. It has also been determined that $10.4 million of federal research and development credits have been permanently limited and will expire unutilized. The gross deferred tax assets disclosed above exclude NOL and credit carryforwards that are expected to expire due to the Section 382 limitation.
The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 expanding the definition of covered employees as defined under Section 162(m). The provisions under the expanded definition of covered employees did not have a material impact on the Company’s tax positions for the year ended December 31, 2023 or 2024.
California Assembly Bill 85 (AB 85) was signed into law by Governor Gavin Newsom on June 29, 2020. The legislation suspends the California NOL deductions for 2020, 2021, and 2022 for certain taxpayers and imposes a limitation on certain California tax credits for 2020, 2021, and 2022. The legislation disallows the use of California NOL deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1,000,000. The carryover periods for NOL deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5,000,000 of California tax. Given the Company’s taxable loss position, this legislation did not impact the tax provision for the years ended December 31, 2023 or 2024.
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
On August 16, 2022, the President signed into law H.R. 5376, or the Inflation Reduction Act of 2022. The primary tax provisions in the new law include an alternative minimum tax on certain large corporations, a tax on stock buybacks and certain energy-related tax credits, each of which become effective after December 31, 2022. The

NeuroPace, Inc.
Notes to Financial Statements
provisions of the Inflation Reduction Act of 2022 does not have a material impact on the Company’s financial statements and related disclosures.
As of December 31, 2024, the Company had unrecognized tax benefits of $2.1 million related to $5.4 million and $14.2 million of federal and state research and development tax credit carryforwards, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate, due to the valuation allowance. It is unlikely that the amount of unrecognized tax benefits will significantly change over the next twelve months. No liability related to uncertain tax positions is recorded in the financial statements.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,730	$1,601
Increase in balance related to tax positions taken during the current year	355	136
Decrease in balance related to tax positions taken during prior years	—	(7)
Ending balance	$2,085	$1,730
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2024 and December 31, 2023.
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
10.     Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,141)	$(32,956)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	29,126,314	25,851,813
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	$(1.27)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2024	2023
Options to purchase common stock	2,368,208	2,588,765
Unvested restricted stock units	1,480,338	2,430,803
Shares committed under ESPP	68,138	81,102
Unvested early exercised common stock options	—	30,211
Total Shares	3,916,684	5,130,881

NeuroPace, Inc.
Notes to Financial Statements
11.     Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.2 million and less than $0.1 million, was in the United States for the years ended December 31, 2024 and 2023, respectively, based on the shipping location of the external customer.
The Company’s CODM is our Chief Executive Officer. Our CODM makes decisions on resource allocation, evaluates operating performance, and monitors budget versus actual results using net loss. In addition to the significant expense categories included within net loss presented on the Company’s Statements of Operations and Comprehensive Loss, disaggregated amounts that comprise selling, general and administrative expenses are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Sales and marketing expense	$39,669	$35,487
General and administrative expense	17,434	19,031
Total selling, general and administrative expense	$57,103	$54,518
Other segment items within net loss include interest income, interest expense, and other income (expense), net.
12.     Subsequent Events
In February 2025, the Company completed a follow-on offering of 7,475,000 shares of the Company’s common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at an offering price of $10.00 per share. The aggregate net proceeds to the Company from the follow-on offering were approximately $69.8 million after deducting underwriting discounts and commissions and estimated offering expenses. The Company used $49.5 million of the net proceeds to repurchase all of the 5,270,845 shares held by our significant stockholder, KCK Ltd., at $9.40 per share. The repurchased shares became authorized but unissued shares.
In February 2025, the Company terminated its Sales Agreement with Leerink and closed the ATM program. On the date of termination, the Company had $38.3 million remaining under the ATM program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider Trading Arrangement
During the quarter ended December 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2025 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1: Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Executive Officers” and “Delinquent Section 16(a) Reports,” if applicable, in our 2025 Proxy Statement.
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available on our website at https://investors.neuropace.com/corporate-governance. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” and “Director Compensation” in our 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Equity Compensation Plans at December 31, 2021” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance–Independence of the Board of Directors” in our 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding accounting fees and services required by this item will be contained in our 2025 Proxy Statement in Proposal 2 under the captions “–Principal Accountant Fees and Services” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
4.2	Description of securities	10-K	001-40377	4.2	March 2, 2023
10.1+	2020 Stock Plan.	S-1	333-254663	10.4	March 24, 2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Stock Plan.	S-1	333-254663	10.5	March 24, 2021
10.3+	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement (RSU Award) under 2021 Equity Incentive Plan					X
10.6+	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.7+	2023 Inducement Plan, Form of Stock Option Grant Notice, and Form of Stock Option Agreement	8-K	001-40377	10.1	July 19, 2023
10.8+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
10.9+	Offer Letter dated June 27, 2023, by and between NeuroPace and Joel Becker	8-K	001-40377	10.2	June 28, 2023
10.10+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Rebecca Kuhn.	S-1	333-254663	10.12	March 24, 2021
10.11+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Martha Morell, M.D.	S-1	333-254663	10.13	March 24, 2021
10.12+	Transition and Separation Agreement, dated February 7, 2024 by and between the Company and Irina Ridley.	10-K	001-40337	10.12	March 5, 2024

10.13	Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC.	S-1	333-254663	10.17	March 24, 2021
10.14	First Amendment to Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC	10-Q	001-40337	10.1	May 12, 2022
10.15	Second Amendment to Term Loan Agreement, dated February 28, 2023, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG	10-Q	001-40337	10.1	May 4, 2023
10.16**	Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.	10-K	001-40337	10.16	March 5, 2024
10.17**	Amendment 1 to Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.	10-Q	001-40337	10.2	May 4, 2023
10.18**	Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	S-1/A	333-254663	10.19	April 14, 2021
10.19**	First Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	10-K	001-40337	10.19	March 5, 2024
10.20**	Second Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	10-K	001-40337	10.20	March 5, 2024
10.21+	Non-Employee Director Compensation Policy, as amended as of October 30, 2024.					X
10.22	Office Lease, dated August 24, 2011, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.21	April 14, 2021
10.23	First Amendment to Office Lease, dated May 24, 2018, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.22	April 14, 2021

10.24	Lease Modification Agreement, dated April 30, 2020, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.23	April 14, 2021
10.25	Second Amendment to Office Lease, dated August 22, 2022, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	10-Q	001-40337	10.2	November 8, 2022
10.26+	Officer Severance Benefit Plan.	S-1/A	333-254663	10.24	April 14, 2021
10.27+	Employee Cash Incentive Plan.	S-1/A	333-254663	10.25	April 14, 2021
10.28	Amended and Restated Investors’ Rights Agreement, dated August 19, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1/A	333-254663	10.1	April 14, 2021
10.29**	Exclusive Distribution Agreement, dated August 9, 2022, by and between the Company and DIXI Medical USA Corp.	10-Q	001-40337	10.3	November 8, 2022
10.30	Sales Agreement, dated November 8, 2022, among the registrant and SVB Securities LLC	S-3	333-268243	1.2	November 8, 2022
19.1	Insider Trading Policy					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page hereto).					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Incentive Compensation Recoupment Policy.	10-K	001-40337	97	March 5, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its SBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema with Embedded Linkbase Document.	X
104	Cover Page formatted as inline XBRL and contained in Exhibits 101	X
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

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 4, 2025.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel Becker and Rebecca Kuhn, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Becker	Director, President and Chief Executive Officer (Principal Executive Officer)	March 4, 2025
Joel Becker

/s/ Rebecca Kuhn	Chief Financial Officer and Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 4, 2025
Rebecca Kuhn

/s/ Frank Fischer	Director	March 4, 2025
Frank Fischer

/s/ Lisa Andrade	Director	March 4, 2025
Lisa Andrade

/s/ Uri Geiger	Director	March 4, 2025
Uri Geiger

/s/ Scott Huennekens	Director	March 4, 2025
Scott Huennekens

/s/ Rakhi Kumar	Director	March 4, 2025
Rakhi Kumar

/s/ Joseph S. Lacob	Director	March 4, 2025
Joseph S. Lacob

/s/ Renee Ryan	Director	March 4, 2025
Renee Ryan