Form 10-Q
period 2025-03-31
NeuroPace Inc
filed 2025-05-13
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 9, 2025, there were approximately 32,798,505 shares of the registrant's common stock outstanding.

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
•our use of cash resources and our ability to achieve cash flow breakeven without revenues from the DIXI Medical distribution agreement after its planned expiration;
•our expected long-range revenue growth without revenues from the DIXI Medical distribution agreement after its planned expiration;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$27,019	$13,430
Short-term investments	39,243	39,325
Accounts receivable	15,435	12,851
Inventory	13,580	13,381
Prepaid expenses and other current assets	2,201	2,352
Total current assets	97,478	81,339
Property and equipment, net	1,160	1,052
Operating lease right-of-use asset	11,430	11,843
Restricted cash	122	122
Deferred offering costs	—	276
Other assets	15	15
Total assets	$110,205	$94,647
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,046	$2,954
Accrued liabilities	8,058	9,787
Operating lease liability	1,923	1,860
Deferred revenue	680	555
Total current liabilities	14,707	15,156
Long-term debt	59,788	59,525
Operating lease liability, net of current portion	11,441	11,953
Total liabilities	85,936	86,634
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 32,751,240 and 30,145,039 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	33	30
Additional paid-in capital	561,775	538,933
Accumulated deficit	(537,539)	(530,950)
Total stockholders’ equity	24,269	8,013
Total liabilities and stockholders’ equity	$110,205	$94,647
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue	$22,524	$18,124
Cost of goods sold	5,182	4,781
Gross profit	17,342	13,343
Operating expenses
Research and development	7,440	5,784
Selling, general and administrative	15,049	15,104
Total operating expenses	22,489	20,888
Loss from operations	(5,147)	(7,545)
Interest income	793	827
Interest expense	(2,153)	(2,258)
Other income (expense), net	(82)	51
Net loss and comprehensive loss	$(6,589)	$(8,925)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.32)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,480,911	28,285,176
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2025	30,145,039	$30	$538,933	$(530,950)	$8,013
Net loss	—	—	—	(6,589)	(6,589)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	101,301	1	384	—	385
Issuance of common stock upon vesting of restricted stock units	299,535	—	—	—	—
Shares withheld for taxes	(17,380)	—	(228)	—	(228)
Stock-based compensation	—	—	2,626	—	2,626
Balances as of March 31, 2025	32,751,240	$33	$561,775	$(537,539)	$24,269

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2024	27,823,465	$28	$524,435	$(503,809)	$20,654
Net loss	—	—	—	(8,925)	(8,925)
Issuance of common stock pursuant to stock option exercises	409,045	—	721	—	721
Issuance of common stock upon vesting of restricted stock units	522,483	1	(1)	—	—
Shares withheld for taxes	(37,541)	—	(649)	—	(649)
Stock-based compensation	—	—	2,540	—	2,540
Balances as of March 31, 2024	28,717,452	$29	$527,046	$(512,734)	$14,341

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(6,589)	$(8,925)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,626	2,540
Depreciation	49	45
Amortization of debt discount and issuance costs	49	78
Non-cash interest expense	213	316
PIK interest incurred but not paid on term loan	—	690
Amortization of right-of-use asset	413	378
Loss (gain) on short-term investments	82	(51)
Inventory write-downs	44	47
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	(2,585)	682
Inventory	(243)	(249)
Prepaid expenses and other assets	150	475
Accounts payable	966	950
Accrued liabilities	(2,333)	(3,890)
Deferred revenue	124	(220)
Operating lease liabilities	(450)	(394)
Net cash used in operating activities	(7,482)	(7,528)
Cash flows from investing activities
Acquisition of property and equipment	(37)	(104)
Proceeds from sale of short-term investments	—	2,500
Net cash (used in) provided by investing activities	(37)	2,396
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	70,265	—
Repurchase of common stock	(49,546)	—
Proceeds from issuance of common stock under employee plans	385	721
Taxes withheld and paid related to net share settlement of equity awards	(228)	(649)
Proceeds from at-the-market offering, net of sales commission	232	—
Net cash provided by financing activities	21,108	72
Net increase (decrease) in cash and cash equivalents	13,589	(5,060)
Cash, cash equivalents and restricted cash
Beginning of the period	13,552	18,180
End of the period	$27,141	$13,120
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$27,019	$12,998
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$27,141	$13,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,890	$1,174
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Supplemental disclosures of non-cash investing and financing information:
Follow-on offering costs included in accounts payable and accrued liabilities	$611	$—
Deferred offering costs offset against additional paid-in capital	$277	$—
Purchase of property and equipment included in accounts payable	$141	$55
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
At-the-Market Equity Offering
In November 2022, the Company filed a Registration Statement on Form S-3, or Shelf, with the Securities and Exchange Commission, or the SEC, in relation to the registration of common stock, preferred stock, debt securities, warrants or any combination thereof for up to an aggregate of $150.0 million, of which $50.0 million may be issued and sold pursuant to an at-the-market, or ATM, offering program for sales of the Company’s common stock under a sales agreement, or Sales Agreement, with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink up to 3.0% of the gross proceeds of sales of common stock made through the Sales Agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. During the year ended December 31, 2024, the Company sold 444,555 shares of common stock under the Sales Agreement for gross proceeds of $3.4 million, or $3.2 million after deducting sales commissions and offering expenses. In January 2025, the Company sold 18,590 shares of common stock under the Sales Agreement for gross proceeds of $0.2 million, or $0.2 million after deducting sales commissions and offering expenses. In February 2025, the Company terminated the Sales Agreement and the ATM program. On the date of termination, the Company had $38.3 million remaining under the ATM program.
Follow-On Offering
In February 2025, the Company completed a follow-on offering of 7,475,000 shares of the Company’s common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at an offering price of $10.00 per share. The aggregate net proceeds to the Company from the follow-on offering were $69.7 million after deducting underwriting discounts and commissions and offering expenses. The Company used $49.5 million of the net proceeds to repurchase all of the 5,270,845 shares held by its significant stockholder, KCK Ltd., at $9.40 per share. The repurchased shares became authorized but unissued shares.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $537.5 million as of March 31, 2025. For each of the three months ended March 31, 2025 and 2024, the Company used $7.5 million of cash in its operating activities. As of March 31, 2025, the Company had cash, cash equivalents and short-term investments of $66.3 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
In connection with the Term Loan described in Note 6, the Company will need to be in compliance with a minimum annual net revenue covenant determined in accordance with generally accepted accounting principles of $70.0 million in the year ending December 31, 2025 and maintain a minimum cash and cash equivalents balance of $5.0 million. If the Company cannot generate sufficient revenue to be in compliance with the annual net revenue covenant, the lender may call the debt, which will result in the Company immediately needing additional capital and may raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of March 31, 2025, the Company was in compliance with all covenants of the Term Loan.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 4, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of March 31, 2025 and condensed results of operations and condensed cash flows for the three months ended March 31, 2025 and 2024 have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of the short-term nature of these instruments. The Company has a short-term investment in a fixed income mutual fund, which is classified as an equity security and carried at fair value based on quoted market prices. Changes in the fair value of the short-term investment are recorded in income or loss. The Company believes that its borrowings bear interest at the prevailing market rates for instruments with similar characteristics; accordingly, the carrying value of this instrument approximates its fair value. The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy which establishes three levels of inputs that may be used to measure fair value (see Note 3).
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States. For the three months ended March 31, 2025 and 2024, there were no customers that represented 10% or more of revenue. As of March 31, 2025 and December 31, 2024, no customer represented 10% or more of the Company’s accounts receivable.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of March 31, 2025 and December 31, 2024. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.7 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended March 31, 2025 and March 31, 2024 that was included in the deferred revenue balance at the beginning of the year was $0.2 million and $0.6 million, respectively.
As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.8 million, which the Company expects to recognize as revenue by March 2026 pursuant to customer contract terms.
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.1 million and $0.4 million in funding during the three months ended March 31, 2025 and 2024, respectively. Through March 31, 2025, $3.9 million of qualifying expenses have been incurred and funded by the NIH related to the first to fourth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of March 31, 2025, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the fourth year of funding.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, common stock subject to repurchase related to early exercise of stock options, unvested restricted stock units and common stock committed under the employee share purchase plan are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities, because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of the shares issued upon early exercise of stock options subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company did not adopt any material accounting pronouncements during the three months ended March 31, 2025.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of March 31, 2025 (in thousands):

	Fair Value as of March 31, 2025	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$26,642	$26,642	$—	$—
Fixed income mutual fund, included in short-term investments	39,243	39,243	—	—
Total	$65,885	$65,885	$—	$—
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of December 31, 2024 (in thousands):

	Fair Value as of December 31, 2024	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$13,349	$13,349	$—	$—
Fixed income mutual fund, included in short-term investments	39,325	39,325	—	—
Total	$52,674	$52,674	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and December 31, 2024.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended March 31, 2025 and 2024, the Company recognized $0.1 million in unrealized losses and $0.1 million in unrealized gains from its short-term investment, respectively. The Company’s short-term investment had a cumulative unrealized net gain of less than $0.1 million and $0.1 million as of March 31, 2025 and December 31, 2024, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$4,219	$4,248
Work-in-process	2,129	1,778
Finished goods	7,232	7,355
Total	$13,580	$13,381
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery, equipment, furniture and fixtures	$4,810	$4,659
Computer equipment and software	1,932	1,932
Leasehold improvements	2,435	2,435
	9,177	9,026
Less: Accumulated depreciation	(8,017)	(7,974)
Property and equipment, net	$1,160	$1,052
Depreciation expense for the three months ended March 31, 2025 and 2024 was less than $0.1 million and less than $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Payroll and related expenses	$5,908	$8,178
Inventory purchases	381	575
Professional fees	779	50
Other	990	984
Total accrued liabilities	$8,058	$9,787

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
The maturities of operating lease liabilities as of March 31, 2025 are as follows (in thousands):

March 31, 2025
2025 (remaining nine months)	$2,207
2026	3,031
2027	3,122
2028	3,215
2029	3,312
Thereafter	1,705
Total undiscounted lease payments	16,592
Less: imputed interest	3,228
Total operating lease liability	13,364
Less: current portion	1,923
Operating lease liability, net of current portion	$11,441
Operating lease cost was $0.7 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the remaining term for the operating lease in Mountain View, California was 5.3 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the three months ended March 31, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $0.7 million and $0.7 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The Distribution Agreement has an initial term of three years, which expires September 30, 2025. The Distribution Agreement automatically renews for additional one-year terms, unless either party provides written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. In March 2025, the Company notified DIXI Medical of its intent to not renew the Distribution Agreement upon expiration. During the six-month wind-down period following the expiration of the Distribution Agreement, the Company has the right to sell any DIXI product inventory that it holds on the date of expiration. At the end of the wind-down period, DIXI Medical will buy back, at cost, any DIXI product inventory with at least six months remaining shelf life held by the Company.
To maintain the distribution rights, the Company was required to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the minimum purchase by 10% for each of the two subsequent years. The Company met the purchase commitment for the first two years and, as of March 31, 2025, had met the purchase commitment for the third year, which runs through September 30, 2025.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. The Company may, from time to time, be subject to claims or be required to defend actions related to its indemnification obligations.
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of March 31, 2025 and December 31, 2024.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no material contingent liabilities requiring accrual as of March 31, 2025 and December 31, 2024.
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
The Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its initial public offering, or IPO, on or prior to September 30, 2023. In connection with closing the IPO in April 2021, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment was to be due in one installment on

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
September 30, 2025. In May 2024, the Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with ASC 470 and no gain or loss was recognized. The Term Loan includes a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee. As of March 31, 2025, the Term Loan had an annual effective interest rate of 15.5% per year.
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
During the three months ended March 31, 2025 and 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the Term Loan of less than $0.1 million and $0.1 million, respectively.
Interest expense on the Term Loan was $2.2 million and $2.3 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, future minimum payments for the Term Loan are as follows (in thousands):

Term Loan
2025 (remaining nine months)	$5,776
2026	67,341
Total	73,117
Less: Unamortized debt discount and issuance cost	(343)
Less: Unaccreted backend fee	(1,477)
Less: Interest	(11,509)
Term Loan	$59,788

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of March 31, 2025 and December 31, 2024, no dividends had been declared.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of March 31, 2025 and December 31, 2024, the Company had reserved common stock for future issuance pursuant to its equity plans as follows:

	March 31,	December 31,
	2025	2024
Shares available for future grant under the 2021 Equity Incentive Plan	2,872,705	2,201,012
Outstanding options under the 2021 Equity Incentive Plan	2,173,266	1,987,784
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,746,958	1,480,338
Common stock available for Employee Stock Purchase Plan	776,866	475,416
Total	7,950,219	6,524,974
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2025	2,201,012
Authorized	1,507,251
Granted/Awarded	(871,273)
Cancelled	18,335
Withheld for taxes	17,380
Shares available for grant as of March 31, 2025	2,872,705
A summary of stock option activity for the three months ended March 31, 2025 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2025	2,368,208	$6.01	7.27
Granted	294,957	$10.27
Exercised	(101,301)	$3.80
Cancelled	(8,174)	$21.67
Balances at March 31, 2025	2,553,690	$6.54	7.62
Vested and exercisable at March 31, 2025	1,611,585	$5.06	6.82
Vested and expected to vest at March 31, 2025	2,553,690	$6.54	7.62
Early Exercise of Stock Options
Certain of the Company’s outstanding options are early exercisable pursuant to their terms. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
March 31, 2025 and March 31, 2024, there were 0 and 18,844 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of March 31, 2025, 776,866 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months began December 7, 2024 and will end June 6, 2025.
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	1,480,338	$8.92
Granted	576,316	$11.51
Vested	(299,535)	$10.17
Cancelled	(10,161)	$10.48
Unvested, March 31, 2025	1,746,958	$9.55
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$178	$162
Research and development	872	809
Selling, general and administrative	1,576	1,569
Total stock-based compensation	$2,626	$2,540
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options and restricted stock units	$2,489	$2,404
ESPP	137	136
Total stock-based compensation	$2,626	$2,540
As of March 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $21.2 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.5 years.
As of March 31, 2025, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2025 and 2024 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no change in the estimated uncertain tax benefits recorded as of December 31, 2024.
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(6,589)	$(8,925)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	31,480,911	28,285,176
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.32)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of March 31,
	2025	2024
Options to purchase common stock	2,553,690	2,417,268
Unvested restricted stock units	1,746,958	2,252,671
Shares committed under ESPP	68,629	79,098
Unvested early exercised common stock options	—	18,844
Total Shares	4,369,277	4,767,881

11. Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.1 million and less than $0.1 million, was in the United States for the three months ended March 31, 2025 and 2024, respectively, based on the shipping location of the external customer.
The Company’s CODM is its Chief Executive Officer. The CODM makes decisions on resource allocation, evaluates operating performance, and monitors budget versus actual results using net loss. In addition to the significant expense categories included within net loss presented on the Company’s condensed statements of

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
operations and comprehensive loss, disaggregated amounts that comprise selling, general and administrative expenses are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing expense	$11,003	$10,033
General and administrative expense	4,046	5,071
Total selling, general and administrative expense	$15,049	$15,104
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. We recently announced our primary effectiveness endpoint data in our Post-approval Study in this patient population. The data showed that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. Results were presented at the American Academy of Neurology Annual Meeting in April 2025.
We are conducting studies to expand our indication for use to patients with drug-resistant generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2024, we completed implanting patients in our NAUTILUS study for generalized epilepsy. In March 2025, the last patient completed one year of follow up and we are currently analyzing the data. To support our RESPONSE study for label expansion in focal epilepsy patients under the age of 18, we are collaborating with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data from the Pediatric Epilepsy Research Consortium, or PERC. We are planning to file the expanded label submissions to the FDA for both of these indications in the second half of 2025.
Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients. In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. We initiated a pilot program to begin our outreach to these centers and clinicians in 2024 and intend to expand these efforts through 2025. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of March 31, 2025, we had an accumulated deficit of $537.5 million, cash, cash equivalents and short-term investments of $66.3 million, and $59.8 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Collaborations and Partnerships
DIXI Distribution Agreement
In August 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. The Distribution Agreement has an initial term of three years, which expires September 30, 2025, and which may be automatically renewed for additional one-year terms. In March 2025, we notified DIXI Medical of our intent to not renew the Distribution Agreement upon its expiration in September 2025. During the six-month wind-down period following expiration of the Distribution Agreement, we have the right to sell any DIXI product inventory that we hold on the date of expiration. At the end of this wind-down period, DIXI Medical will buy back, at cost, any DIXI product inventory held by us that has at least six months of remaining shelf life.
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
We also derive revenue from sales of DIXI Medical products, primarily to our current customer base. Our revenue from the sale of DIXI Medical products will fluctuate in the future due to a variety of factors, including our ability to take market share from competitive Stereo EEG products. The Distribution Agreement expires on September 30, 2025, after which we may sell DIXI product inventory that we hold on the expiration date for the next six months.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenue	$22,524	$18,124	$4,400	24%
Cost of goods sold	5,182	4,781	401	8%
Gross profit	17,342	13,343	3,999	30%
Operating expenses
Research and development	7,440	5,784	1,656	29%
Selling, general and administrative	15,049	15,104	(55)	—%
Total operating expenses	22,489	20,888	1,601	8%
Loss from operations	(5,147)	(7,545)	2,398	(32)%
Interest income	793	827	(34)	(4)%
Interest expense	(2,153)	(2,258)	105	(5)%
Other income (expense), net	(82)	51	(133)	(261)%
Net loss	$(6,589)	$(8,925)	$2,336	(26)%
Revenue
Revenue increased by $4.4 million, or 24%, to $22.5 million during the three months ended March 31, 2025, compared to $18.1 million during the three months ended March 31, 2024. The increase in revenue was primarily due to an increase in the number of RNS System units sold. All of our revenue, with the exception of $0.1 million in the three months ended March 31, 2025 and less than $0.1 million in the three months ended March 31, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.4 million, or 8%, to $5.2 million during the three months ended March 31, 2025, compared to $4.8 million during the three months ended March 31, 2024. The increase was primarily due to the increase in sales volume. Our gross margin increased from 73.6% for the three months ended March 31, 2024, to 77.0% for the three months ended March 31, 2025 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Research and Development Expenses
Research and development expenses increased by $1.7 million, or 29%, to $7.4 million during the three months ended March 31, 2025, compared to $5.8 million during the three months ended March 31, 2024, primarily due to an increase of $0.6 million in personnel-related expenses, an increase of $0.7 million in product development and clinical trial expenses, and a decrease of $0.4 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.1 million to $15.0 million during the three months ended March 31, 2025, compared to $15.1 million during the three months ended March 31, 2024. This decrease was primarily due to a decrease of $0.3 million in personnel-related expenses resulting from a decrease in general and administrative severance costs partially offset by an increase in sales and field support personnel costs during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in personnel-related expenses was partially offset by an increase of $0.3 million in sales, field support and commercial operations costs.
Interest Expense and Income

Interest expense decreased to $2.2 million for the three months ended March 31, 2025, compared to $2.3 million for the three months ended March 31, 2024, due to a decrease in the annual effective interest rate as a result of the amendment of our Term Loan in May 2024. Interest income decreased by less than $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to lower interest yields in the three months ended March 31, 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.1 million to $(0.1) million during the three months ended March 31, 2025, compared to $0.1 million during the three months ended March 31, 2024, primarily due to unrealized loss, net on short-term investments in the three months ended March 31, 2025.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $66.3 million and $59.8 million outstanding under the Term Loan, net of debt discount and issuance costs.
2025 Follow-on Offering
In February 2025, we completed a follow-on offering and received $69.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We intend to use the remaining net proceeds from the offering for general corporate purposes, which may include clinical trial and other research and development expenses, selling, general and administrative expenses, debt reduction and working capital.
At-the-Market Equity Program
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink would act as our sales agent and pursuant to which we could sell common stock for aggregate gross proceeds of up to $50.0 million. During the year ended December 31, 2024, we received net proceeds of approximately $3.2 million after deducting sales commissions and offering expenses. In January 2025, we received net proceeds of approximately $0.2 million after deducting sales commissions and offering expenses. In February 2025, we terminated the Sales Agreement and the ATM program. On the date of termination, we had $38.3 million remaining under our ATM program.
Term Loan
In September 2020, we entered into the Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10.0 million expired without being drawn.
The Term Loan currently bears interest at a rate of 13.5% per year. Payments under the loan are made quarterly with payment dates fixed at the end of each calendar quarter. From January 2024 through June 2025, we had the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the Term Loan. For each payment date from January 2024 through June 2024, we elected the PIK option.
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
Material Cash Requirements
We have future minimum payments for the Term Loan totaling $73.1 million, with $7.7 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $16.6 million as of March 31, 2025. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,482)	$(7,528)
Investing activities	(37)	2,396
Financing activities	21,108	72
Net increase (decrease) in cash and cash equivalents	$13,589	$(5,060)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $7.5 million for the three months ended March 31, 2025. Cash used in operating activities was primarily a result of the net loss of $6.6 million, adjusted for non-cash charges of $3.5 million and change in operating assets and liabilities of $4.4 million. The non-cash charges primarily consisted of $2.6 million of stock-based compensation, $0.4 million of amortization of right-of-use assets, and $0.2 million of non-cash interest expense related to our Term Loan. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.6 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $0.2 million largely due to an increase in work-in-process inventory, a decrease in accrued liabilities of $2.3 million largely due to accrued payroll and related expenses, and a decrease in operating lease liabilities of $0.5 million, offset in part by an increase in accounts payable of $1.0 million primarily due to the timing of payments to our vendors, and a decrease in in prepaid expenses and other assets of $0.2 million.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2025, and primarily consisted of purchases of property and equipment.
Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2024, which primarily consisted of sales of short-term investments of $2.5 million, partially offset by purchases of property and equipment of $0.1 million.

Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $21.1 million for the three months ended March 31, 2025, which primarily consisted of $70.3 million in proceeds, net of underwriting discounts and commissions, from our February 2025 follow-on offering of common stock, proceeds from the issuance of common stock under employee plans of $0.4 million and $0.2 million of net cash proceeds from our at-the-market offering, partially offset by a repurchase of our common stock of $49.5 million, and taxes withheld and paid related to net share settlement of equity awards of $0.2 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025. There were no material changes to these accounting policies during the three months ended March 31, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $66.3 million, compared to $52.8 million at December 31, 2024, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If adequate reimbursement becomes unavailable or if reimbursement changes are unfavorable for the procedures to implant our RNS System and for clinicians to provide ongoing care for patients treated with our RNS System, it could diminish our sales or affect our ability to sell our RNS System profitably;
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
•Recent changes in staffing levels at the FDA could create delays in its response to and review of our submissions for indication expansion, harming our growth potential and long range financial plans;

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
•With the planned expiration of our exclusive distribution agreement with DIXI Medical and loss of the associated revenue, our revenue growth, financial condition and results of operations may be materially affected, including our ability to achieve cash flow breakeven and our expected long-range revenue growth;

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
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs and in the community setting, as well as driving utilization by clinicians within CECs and in the community setting. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Historically our RNS System was primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. We only recently began expanding our commercial efforts to target and be able to qualify the additional 1,800 epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons as a result of the FDA approval of a PMA-S in 2023, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. Therefore, we have been dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, expand the population of patients we can treat with our RNS System, and increase utilization and adoption across physicians that prescribe and implant our RNS System both within Level 4 CECs and outside of Level 4 CECs, in the community setting, but there can be no assurance that we will succeed.
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
•our ability to provide earlier awareness of and education about our RNS System to patients and clinicians;
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
Primary care physicians, neurologists, and other healthcare providers may continue to prefer traditional treatments, such as additional attempts to treat with new therapeutic drugs that become available from time to time, including for fear of losing management of the patient’s care. If we are unable to educate clinicians to follow national guidelines, which recommend that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a CEC, or that patients that are considered drug-resistant because they failed to achieve sustained seizure freedom after trying two antiseizure medications be referred to a tertiary epilepsy center to evaluate potential interventions, or if we are unable to convince them as to the merits of our RNS System inside a CEC or in the community setting, we may be unable to successfully build our patient pipeline. This could harm our business, financial condition and results of operations.
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
We do not maintain large amounts of excess inventory at any given time. To ensure adequate supply, we must forecast inventory needs and manufacture our products based on our estimates of future demand. Our ability to accurately forecast demand for our products, could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our manufacturing team may not be able to deliver products to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of components, materials, or services, or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, which may negatively affect our business, financial condition, and results of operations.
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
We dedicate significant financial and other resources to our customer outreach and training programs, which may require us to incur significant upfront costs. For example, we may need to conduct additional physician trainings across hospital facilities, both at CECs and as we expand into the community setting. Our sales force may also need to develop additional efficiencies and approaches to address potential growth as we expand referral pathways, expand into additional existing Level 4 CECs as well as new CECs, grow our presence in the community setting, offer new products, increase the number of epileptologists recommending, and neurosurgeons implanting, our RNS System, and increase the numbers and types of patients being prescribed and implanted with the RNS System by current clinicians. Our business would be harmed if our programs and associated expenditures do not generate a corresponding increase in revenue.
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
We expect our RNS System will continue to be purchased by hospital facilities who will then seek reimbursement from third-party payors for brain-responsive neuromodulation for drug-resistant focal epilepsy. While third-party payors currently cover and provide reimbursement for both implant procedures of our RNS System as well as for clinicians providing ongoing patient care, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement, or that current reimbursement levels for diagnostic, implant or replacement procedures as well as clinician-provided ongoing patient care will continue.
Furthermore, the overall amount of reimbursement available for brain-responsive neuromodulation for drug-resistant focal epilepsy could decrease in the future. Changes in reimbursement may not necessarily impact our sales. Additionally, we cannot be sure that the reimbursement amounts available for brain-responsive neuromodulation for drug-resistant focal epilepsy will not reduce or otherwise negatively impact the demand for our marketed RNS System. Failure by users of our RNS System to obtain coverage and adequate reimbursement for the implant procedures or for clinicians providing ongoing patient care would cause our business, financial condition, and results of operations to suffer. Additionally, a third-party payor’s decision to provide coverage for a brain-responsive neuromodulation for drug-resistant focal epilepsy does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
As of March 31, 2025, we had 195 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
The current administration’s new and changing tariff framework could inhibit our ability to maintain the RNS System’s gross margin at the historical rates, which could negatively impact our long-range revenue forecast, and the results of operations. In addition, trade restrictions or other political tensions may exacerbate unfavorable macroeconomic conditions, which could adversely affect our business, results of operations, financial condition and prospects.
We manufacture and sell the vast majority of our devices in the United States and have limited supply chain activities outside the United States for our RNS System. We expect no material impact on gross margin for the RNS System and DIXI Medical SEEG products as a result of the new current tariff framework. However, our projections could be incorrect as tariff regulations continue to change, undermining our ability to maintain our projected gross margin at the historical rates, which would negatively impact the results of our operations, our revenue projections, and our business.
In addition, any trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.
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
Our products, including our RNS System, includes the use of open-source software that is subject to the terms and conditions of the applicable open-source software licenses that grant us permission to use such software. Although we monitor our use of open-source software, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our technology to our customers. Moreover, we cannot ensure that we have not incorporated additional open-source software in our products in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. In the future, we could be required to seek licenses from third parties in order to continue offering our solutions, which licenses may not be available on terms that are acceptable to us, or at all. Claims related to our use of open-source software could also result in litigation, require us to purchase costly licenses or require us to devote additional research and development resources to change the software underlying our technology, any of which would have a negative effect on our business, financial condition and operating results and may not be possible in a timely manner. We and our customers may also be subject to suits by parties claiming infringement due to the reliance by our products on certain open-source software, and such litigation could be costly for us to defend or subject us to injunctions enjoining us from the sale of our products that contain open-source software.
Alternatively, we may need to re-engineer our products or discontinue using portions of the functionality provided by our products. In addition, the terms of open-source software licenses may require us to provide software that we develop using such software to others on unfavorable terms, such as by precluding us from charging license fees, requiring us to disclose our source code, requiring us to license certain of our own source code under the terms of the applicable open-source license or requiring us to provide notice on our products using such code. Any such restriction on the use of our own software, or our inability to use open source or third-party software, could result in disruptions to our business or operations, or delays in our development of future products or enhancements of our existing products, such as our RNS System, which could impair our business.
Risks related to financial matters
We have a history of net losses, and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it.
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2025 and 2024, we reported net losses of $6.6 million and $8.9 million, respectively. As a result of these losses, as of March 31, 2025, we had an accumulated deficit of approximately $537.5 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our selling, general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
With the planned expiration of our exclusive distribution agreement with DIXI Medical, our revenue growth, financial condition and results of operations may be materially affected.
On April 2, 2025, we announced the termination of our exclusive distribution relationship with DIXI Medical for stereo electroencephalopathy products on September 30, 2025, after which we will begin winding down the relationship in the fourth quarter of 2025, with such activities continuing through the first quarter of 2026. During the wind-down period, we will have the right to continue to sell the products in our possession as of September 30, 2025 through the end of the first quarter of 2026. While we continue to believe that we have the ability to achieve cash flow breakeven on our expected timeline without revenue from the distribution agreement, our revenue growth, financial condition and results of operations may be materially affected, including our ability to achieve cash flow breakeven and our expected long-range revenue growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2025 and 2024, our net cash used in operating activities was $7.5 million and $7.5 million, respectively. As of March 31, 2025, we had $66.3 million of cash, cash equivalents and short-term investments and $14.7 million in current liabilities.

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
In addition, our projections related to being the exclusive U.S. distributor of DIXI Medical products through September 30, 2025 have been based on a number of estimates and assumptions, including, without limitation, information obtained from DIXI Medical related to historical performance and future projections, and annual extensions of the current distribution agreement, which occur automatically unless one of the parties notifies the other of its intention to not renew the agreement or otherwise negotiate a new agreement. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our RNS System may prove to be incorrect. If the actual annual total addressable market for our RNS System is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business. Alternatively, if the actual annual total addressable market for our RNS System is bigger than we have estimated, we may not be ready to manage such growth, which may impair our sales and have an adverse impact on our business. Additionally, if our projections regarding the revenue we anticipate receiving from our collaboration with Rapport are inaccurate, we may not attain our revenue projections, which could harm our business, result in investors losing confidence in our financial reporting, and our stock price may decline.
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
As of March 31, 2025, there were 4.3 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of March 31, 2025, there were approximately 8.0 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
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
Based on the number of shares of common stock outstanding as of March 31, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 55.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war, the conflict in the Middle East and tariffs imposed by the current U.S. administration have each created extreme volatility in the global capital markets and may have further adverse consequences for the global economy, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021. As of March 31, 2025, approximately $100.2 million of the net proceeds had been used for general corporate purposes, including cash used in operations and capital expenditures.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock during the three months ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
February 1 - February 28, 2025	5,270,845	$9.40	—	—
_________________
(1)We repurchased these shares, which represented all shares of the Company’s common stock then held by our significant stockholder KCK Ltd. in a privately negotiated transaction. The repurchased shares were cancelled and became authorized but unissued shares.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith*
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
10.1	Stock Purchase Agreement, dated February 13, 2025, by and between the Registrant and KCK Ltd.					X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibits 101					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 13, 2025.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rebecca Kuhn
Rebecca Kuhn
Chief Financial Officer and Vice President, Finance and Administration (Principal Financial and Accounting Officer)