Form 10-Q
period 2025-06-30
NeuroPace Inc
filed 2025-08-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 8, 2025, there were approximately 33,081,498 shares of the registrant's common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$22,857	$13,430
Short-term investments	39,284	39,325
Accounts receivable	13,554	12,851
Inventory	16,346	13,381
Prepaid expenses and other current assets	1,701	2,352
Total current assets	93,742	81,339
Property and equipment, net	1,156	1,052
Operating lease right-of-use asset	11,007	11,843
Restricted cash	122	122
Deferred offering costs	—	276
Other assets	87	15
Total assets	$106,114	$94,647
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,721	$2,954
Accrued liabilities	9,740	9,787
Operating lease liability	1,986	1,860
Deferred revenue	696	555
Total current liabilities	17,143	15,156
Long-term debt	58,616	59,525
Operating lease liability, net of current portion	10,917	11,953
Total liabilities	86,676	86,634
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 33,044,371 and 30,145,039 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	33	30
Additional paid-in capital	565,595	538,933
Accumulated deficit	(546,190)	(530,950)
Total stockholders’ equity	19,438	8,013
Total liabilities and stockholders’ equity	$106,114	$94,647
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$23,520	$19,256	$46,044	$37,380
Cost of goods sold	5,388	5,122	10,570	9,903
Gross profit	18,132	14,134	35,474	27,477
Operating expenses
Sales and marketing	12,043	9,756	23,046	19,789
Research and development	6,845	6,065	14,285	11,849
General and administrative	6,068	4,543	10,114	9,614
Total operating expenses	24,956	20,364	47,445	41,252
Loss from operations	(6,824)	(6,230)	(11,971)	(13,775)
Interest income	718	762	1,511	1,589
Interest expense	(2,059)	(2,166)	(4,212)	(4,424)
Other income (expense), net	(486)	120	(568)	171
Net loss and comprehensive loss	$(8,651)	$(7,514)	$(15,240)	$(16,439)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.47)	$(0.58)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,863,031	28,853,216	32,175,789	28,569,196
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2025	30,145,039	$30	$538,933	$(530,950)	$8,013
Net loss	—	—	—	(6,589)	(6,589)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	101,301	1	384	—	385
Issuance of common stock upon vesting of restricted stock units	299,535	—	—	—	—
Shares withheld for taxes	(17,380)	—	(228)	—	(228)
Stock-based compensation	—	—	2,626	—	2,626
Balances as of March 31, 2025	32,751,240	33	561,775	(537,539)	24,269
Net loss	—	—	—	(8,651)	(8,651)
Issuance of common stock pursuant to stock option exercises	21,671	—	146	—	146
Issuance of common stock pursuant to Employee Stock Purchase Plan	66,627	—	620	—	620
Issuance of common stock upon vesting of restricted stock units	215,924	—	—	—	—
Shares withheld for taxes	(11,091)	—	(174)	—	(174)
Stock-based compensation	—	—	3,228	—	3,228
Balances as of June 30, 2025	33,044,371	$33	$565,595	$(546,190)	$19,438

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(15,240)	$(16,439)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,854	5,088
Depreciation	104	103
Amortization of debt discount and issuance costs	104	132
Non-cash interest expense	390	540
Loss on debt extinguishment	527	—
PIK interest incurred but not paid on term loan	—	1,389
Amortization of right-of-use asset	835	764
Loss (gain) on short-term investments	41	(96)
Inventory write-downs	93	89
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	(704)	1,071
Inventory	(3,058)	(238)
Prepaid expenses and other assets	671	653
Accounts payable	1,703	28
Accrued liabilities	(120)	(3,436)
Deferred revenue	141	(280)
Operating lease liabilities	(911)	(796)
Net cash used in operating activities	(9,568)	(11,428)
Cash flows from investing activities
Acquisition of property and equipment	(205)	(167)
Proceeds from sale of short-term investments	—	5,800
Net cash (used in) provided by investing activities	(205)	5,633
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	69,704	—
Repurchase of common stock	(49,546)	—
Proceeds from issuance of common stock under employee plans	1,151	1,302
Taxes withheld and paid related to net share settlement of equity awards	(402)	(721)
Proceeds from at-the-market offering, net of sales commission	232	—
Proceeds from debt, net of discounts and issuance costs	58,568	—
Repayment of debt	(60,507)	—
Net cash provided by financing activities	19,200	581
Net increase (decrease) in cash and cash equivalents	9,427	(5,214)
Cash, cash equivalents and restricted cash
Beginning of the period	13,552	18,180
End of the period	$22,979	$12,966
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$22,857	$12,844
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$22,979	$12,966
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,276	$2,362
Supplemental disclosures of non-cash investing and financing information:
Follow-on offering costs included in accounts payable and accrued liabilities	$50	$—
Debt issuance costs included in accounts payable and accrued liabilities	$82	$—
Deferred offering costs offset against additional paid-in capital	$277	$—
Purchase of property and equipment included in accounts payable	$25	$—
Net change in accrued liabilities from early exercise of options	$—	$(1)
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $546.2 million as of June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company used $9.6 million and $11.4 million, respectively, of cash in its operating activities. As of June 30, 2025, the Company had cash, cash equivalents and short-term investments of $62.1 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60,000,000 until June 30, 2027, and (b) $40,000,000 thereafter; or (c) provided the Company earns at least $90,000,000 net revenue from the RNS System in 2026, liquidity shall be no less than $35,000,000 thereafter. In the event liquidity falls below the Applicable Liquidity Threshold, the Company is required to achieve minimum annual trailing net RNS System revenue, tested on a quarterly basis, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. Our trailing 12-month net RNS System revenue was $71.6 million as of June 30, 2025. In addition to the Applicable Liquidity Threshold, the MidCap Credit Agreement requires the Company to maintain a Minimum Liquidity balance of $25.0 million, which ceases to apply if the Company earns at least $90.0 million net revenue from RNS System in 2026. The MidCap Credit Agreement defines liquidity to

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
include cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. If the Company does not meet the financial covenants, the lenders may call the debt, which will result in the Company immediately needing additional capital and may raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of June 30, 2025, the Company was in compliance with all covenants of the MidCap Credit Agreement.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 4, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of June 30, 2025 and condensed results of operations for the three and six months ended June 30, 2025 and 2024 and condensed cash flows for the six months ended June 30, 2025 and 2024 have been made. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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
The Company’s accounts receivable, with the exception of $0.3 million, are due from a variety of health care organizations in the United States. For the three and six months ended June 30, 2025 and 2024, there were no customers that represented 10% or more of revenue. As of June 30, 2025 and December 31, 2024, no customer represented 10% or more of the Company’s accounts receivable.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of June 30, 2025 and December 31, 2024. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.7 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended June 30, 2025 and June 30, 2024 that was included in the deferred revenue balance at the beginning of the year was $0.4 million and $0.2 million, respectively. Revenue recognized during the six months ended June 30, 2025 and June 30, 2024 that was included in the deferred revenue balance at the beginning of the year was $0.6 million and $0.7 million, respectively.
As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.6 million, which the Company expects to recognize as revenue by March 2026 pursuant to customer contract terms.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0 and $0.6 million in funding during the three months ended June 30, 2025 and 2024, respectively. The Company received $0.1 million and $1.0 million in funding during the six months ended June 30, 2025 and 2024, respectively. Through June 30, 2025, $3.9 million of qualifying expenses have been incurred and funded by the NIH related to the first to fourth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of June 30, 2025, the Company did not incur qualifying expenses in advance of funding.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company did not adopt any material accounting pronouncements during the three and six months ended June 30, 2025.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
reporting periods after its effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. The Company is evaluating the impact this guidance will have on its financial statements and related disclosures.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of June 30, 2025 (in thousands):

	Fair Value as of June 30, 2025	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$21,660	$21,660	$—	$—
Fixed income mutual fund, included in short-term investments	39,284	39,284	—	—
Total	$60,944	$60,944	$—	$—

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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and December 31, 2024.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million and less than $0.1 million in unrealized gains from its short-term investment, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million in unrealized losses and $0.1 million in unrealized gains from its short-term investment, respectively. The Company’s short-term investment had a cumulative unrealized net gain of $0.1 million and $0.1 million as of June 30, 2025 and December 31, 2024, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$6,314	$4,248
Work-in-process	1,501	1,778
Finished goods	8,531	7,355
Total	$16,346	$13,381
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery, equipment, furniture and fixtures	$4,862	$4,659
Computer equipment and software	1,932	1,932
Leasehold improvements	2,435	2,435
	9,229	9,026
Less: Accumulated depreciation	(8,073)	(7,974)
Property and equipment, net	$1,156	$1,052

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Depreciation expense for the three months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Payroll and related expenses	$7,082	$8,178
Inventory purchases	665	575
Professional fees	562	50
Interest payable	442	—
Other	989	984
Total accrued liabilities	$9,740	$9,787

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
The maturities of operating lease liabilities as of June 30, 2025 are as follows (in thousands):

June 30, 2025
2025 (remaining six months)	$1,471
2026	3,031
2027	3,122
2028	3,215
2029	3,312
Thereafter	1,705
Total undiscounted lease payments	15,856
Less: imputed interest	2,953
Total operating lease liability	12,903
Less: current portion	1,986
Operating lease liability, net of current portion	$10,917

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Operating lease cost was $0.7 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. Operating lease cost was $1.4 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the remaining term for the operating lease in Mountain View, California was 5.0 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the six months ended June 30, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $1.5 million and $1.4 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
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
To maintain the distribution rights, the Company was required to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the minimum purchase by 10% for each of the two subsequent years. The Company met the purchase commitment for the first two years and, as of June 30, 2025, had met the purchase commitment for the third year, which runs through September 30, 2025.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of June 30, 2025 and December 31, 2024.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no material contingent liabilities requiring accrual as of June 30, 2025 and December 31, 2024.
6.Debt
CRG Term Loan
In September 2020, the Company entered into a Term Loan Agreement with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60.0 million, or the CRG Term Loan, and borrowed $50.0 million. The remaining $10.0 million of the CRG Term Loan was available to the Company for borrowing until March 31, 2022 if the Company achieved a revenue-based milestone in 2021. The revenue-based milestone was not achieved, and the remaining $10.0 million of the CRG Term Loan expired without being drawn.
The CRG Term Loan initially bore interest at a rate of 12.5% per year. In February 2023, the CRG Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted for as a debt modification in accordance with ASC 470, Debt and the CRG Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the CRG Term Loan were made quarterly with payment dates fixed at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the CRG Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. From January 2023 through June 2025, the Company had the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. For each payment date from April 2022 through June 2024, the Company elected the PIK option, increasing the principal of the CRG Term Loan by $6.0 million.
The CRG Term Loan was interest-only through September 2023, which could be extended through September 2025 at the Company’s option if the Company completed its initial public offering, or IPO, on or prior to September 30, 2023. In connection with closing the IPO in April 2021, the Company extended the interest-only period to September 30, 2025. Following the interest-only period, principal payment was to be due in one installment on September 30, 2025. In May 2024, the CRG Term Loan was amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with ASC 470 and no gain or loss was recognized. The CRG Term Loan included a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee.
The CRG Term Loan was collateralized by substantially all of the Company’s assets. The Term Loan Agreement contained customary representations and warranties, covenants, events of default and termination provisions. The financial covenants required that the Company achieve minimum annual revenue thresholds commencing in 2021 and maintain a minimum balance of cash and cash equivalents. In February 2023, the CRG Term Loan was amended to reduce the minimum annual net revenue covenant to $45.0 million for the year ended December 31, 2023.
The Company paid $1.0 million in fees to the lender and third parties which was reflected as a discount on the loan and was being accreted over the life of the loan using the effective interest method. Also, the Company issued warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs.
During the three months ended June 30, 2025 and 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CRG Term Loan of less than $0.1 million and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $0.1 million and $0.1 million, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Interest expense on the CRG Term Loan was $1.6 million and $2.2 million during the three months ended June 30, 2025 and 2024, respectively. Interest expense on the CRG Term Loan was $3.7 million and $4.4 million during the six months ended June 30, 2025 and 2024, respectively.
In June 2025, the Company repaid its entire obligation under the CRG Term Loan amounting to $61.9 million, including principal of $56.0 million, interest of $1.4 million and backend fee of $4.5 million, using the proceeds from MidCap Term Loan (as defined below). At the time of repayment, the lender agreed to decrease the backend fee from 10% to 8% of the aggregate principal amount being prepaid or repaid. The repayment of the obligation under the CRG Term Loan was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $0.5 million included in other income (expense), net in the statements of operations and comprehensive loss.
MidCap Term Loan
In June 2025, the Company entered into a credit, security and guaranty agreement (see Note 1), or MidCap Credit Agreement, with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, or the Lenders. The MidCap Credit Agreement provides for a first lien senior secured credit facility consisting of (i) a $60.0 million term loan facility, or MidCap Term Loan, which was funded at closing of the MidCap Credit Agreement, and (ii) a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver, and together with the MidCap Term Loan, the Loans.
The Loans mature on June 4, 2030, and the principal is due in one installment on June 4, 2030. The MidCap Term Loan bears interest at an annual rate of the 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a 2.0% SOFR floor. Borrowings under the Revolver will accrue interest at an annual rate of the 30-day forward-looking term SOFR plus 3.75%, subject to a 2.0% SOFR floor. Following the initial borrowing of the Revolver, the Company will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears.
The Company may voluntarily prepay the Loans in whole or in part and terminate the respective commitments thereunder prior to the maturity date. Each of the MidCap Term Loan and the Revolver is subject to a prepayment premium equal to 3.0% of the amount terminated during the first year, 2.0% in the second year, 1.0% in the third year, and 0% thereafter. In addition, the MidCap Term Loan is subject to an exit fee of 2% of the amount borrowed upon prepayment or repayment.
The Loans are collateralized by substantially all of the Company’s assets. The MidCap Credit Agreement contains customary representations and warranties, covenants, events of default and termination provisions. See Note 1 for its financial covenants.
The Company incurred $1.4 million in fees to the lender and third parties which is reflected as a discount on the MidCap Term Loan and is being accreted over the life of the loan using the effective interest method. In addition, the Company shall pay an annual administrative fee, payable in advance, equal to 0.25% of the aggregate outstanding principal of the MidCap Term Loan. As of June 30, 2025, the MidCap Term Loan had an annual effective interest rate of 11.5% per year.
Interest expense on the MidCap Term Loan was $0.5 million and $0.5 million during the three and six months ended June 30, 2025, respectively, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of less than $0.1 million and less than $0.1 million, respectively.
The Revolver has not been drawn upon as of June 30, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of June 30, 2025, future minimum payments for the MidCap Term Loan are as follows (in thousands):

MidCap Term Loan
2025 (remaining six months)	$2,945
2026	6,124
2027	6,124
2028	6,140
2029	6,124
Thereafter	64,244
Total	91,701
Less: Unamortized debt discount and issuance cost	(3,184)
Less: Interest	(29,901)
MidCap Term Loan	$58,616

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2025 and December 31, 2024, no dividends had been declared.
As of June 30, 2025 and December 31, 2024, the Company had reserved common stock for future issuance pursuant to its equity plans as follows:

	June 30,	December 31,
	2025	2024
Shares available for future grant under the 2021 Equity Incentive Plan	2,690,819	2,201,012
Outstanding options under the 2021 Equity Incentive Plan	2,284,737	1,987,784
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,590,869	1,480,338
Common stock available for Employee Stock Purchase Plan	710,239	475,416
Total	7,657,088	6,524,974
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2025	2,201,012
Authorized	1,507,251
Granted/Awarded	(1,192,430)
Cancelled	146,515
Withheld for taxes	28,471
Shares available for grant as of June 30, 2025	2,690,819

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of stock option activity for the six months ended June 30, 2025 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2025	2,368,208	$6.01	7.27
Granted	474,472	$11.16
Exercised	(122,972)	$4.32
Cancelled	(54,547)	$11.62
Balances at June 30, 2025	2,665,161	$6.89	7.52
Vested and exercisable at June 30, 2025	1,680,932	$5.18	6.65
Vested and expected to vest at June 30, 2025	2,665,161	$6.89	7.52
Early Exercise of Stock Options
Certain of the Company’s outstanding options are early exercisable pursuant to their terms. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of June 30, 2025 and June 30, 2024, there were 0 and 6,892 shares of common stock, respectively, issued pursuant to early exercised options and subject to repurchase.
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
As of June 30, 2025, 710,239 shares under the ESPP remain available for purchase. The Company issued 66,627 and 94,743 shares under the ESPP during the six months ended June 30, 2025 and 2024, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months began June 7, 2025 and will end December 6, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	1,480,338	$8.92
Granted	717,958	$12.18
Vested	(515,459)	$9.48
Cancelled	(91,968)	$8.93
Unvested, June 30, 2025	1,590,869	$10.21
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$173	$197	$351	$359
Sales and marketing	761	780	1,544	1,491
Research and development	865	796	1,737	1,605
General and administrative	1,429	775	2,222	1,633
Total stock-based compensation	$3,228	$2,548	$5,854	$5,088
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options and restricted stock units	$3,090	$2,418	$5,579	$4,822
ESPP	138	130	275	266
Total stock-based compensation	$3,228	$2,548	$5,854	$5,088
As of June 30, 2025, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $20.5 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.6 years.
As of June 30, 2025, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2025 and 2024 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no change in the estimated uncertain tax benefits recorded as of December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law in the United States. The OBBBA includes a broad range of tax reform provisions affecting businesses. The Company is evaluating the full

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
effects of these tax law changes, but we currently do not expect the OBBBA to have a material impact on the Company’s financial statements in the current year.
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,651)	$(7,514)	$(15,240)	$(16,439)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	32,863,031	28,853,216	32,175,789	28,569,196
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.26)	$(0.47)	$(0.58)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of June 30,
	2025	2024
Options to purchase common stock	2,665,161	2,375,585
Unvested restricted stock units	1,590,869	1,835,793
Shares committed under ESPP	64,087	104,731
Unvested early exercised common stock options	—	6,892
Total Shares	4,320,117	4,323,001

11.    Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.4 million and $0.1 million, was in the United States for the three months ended June 30, 2025 and 2024, respectively, based on the shipping location of the external customer. All of the Company’s revenue, with the exception of $0.4 million and $0.1 million, was in the United States for the six months ended June 30, 2025 and 2024, respectively, based on the shipping location of the external customer.
The Company’s CODM is its Chief Executive Officer. The CODM makes decisions on resource allocation, evaluates operating performance, and monitors budget versus actual results using net loss. Significant expense categories included within net loss include cost of goods sold, sales and marketing expense, research and development expense, and general and administrative expense, which are presented on the Company’s condensed statements of operations and comprehensive loss. Other segment items within net loss include interest income, interest expense, and other income (expense), net.

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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. Primary effectiveness endpoint data from our Post-approval Study in this patient population demonstrated that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. Results were presented at the American Academy of Neurology Annual Meeting in April 2025.
We are conducting studies to expand our indication for use in patients with drug-resistant generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2025, the last patient in our NAUTILUS study for generalized epilepsy completed one year of follow up. On May 27, 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. The primary effectiveness endpoint did not reach statistical significance in the overall study, but there was a statistically significant response in a subset of the study cohort, which represented the majority of participants. Preliminary data illustrates the overall value of the RNS System to individualize patient treatment over time, showing statistically significant and clinically meaningful, prespecified secondary endpoints. Patients in the NAUTILUS trial continue to participate in the study through the completion of two years after the device implant, with prespecified collection of safety and effectiveness data occurring upon completion of the two years post-implant. We are actively engaging with the FDA to finalize a pathway to submitting an application seeking the expanded indication for patients with generalized epilepsy. There are no changes in the Company’s plan to file the expanded label submission to the FDA in the second half of 2025.
To support our RESPONSE study for label expansion in focal epilepsy patients under the age of 18, we are collaborating with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data from the Pediatric Epilepsy Research Consortium, or PERC.

Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients. In 2023, we received FDA approval of a Premarket Approval Supplement, or PMA-S, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. We initiated a pilot program to begin our outreach to these centers and clinicians in 2024 and are expanding these efforts through 2025. We are actively addressing this opportunity in a targeted manner with incremental expansion of our sales force.
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of June 30, 2025, we had an accumulated deficit of $546.2 million, cash, cash equivalents and short-term investments of $62.1 million, and $58.6 million of outstanding debt under a term loan, net of debt discount and issuance costs.
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and effectiveness of our RNS System, including in expanded indications, and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to patients with drug-resistant generalized epilepsy and patients under the age of 18, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to CECs. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the near term. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
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
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. In June 2025, we executed an agreement to extend our collaboration with Rapport and to continue providing differentiated data, monitoring and data analysis services for the next phase of Rapport’s clinical trial of its product candidate. We expect this work to continue through the end of 2027.
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
Operating Expenses
Our operating expenses consist of sales and marketing costs, research and development costs, and general and administrative costs.
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing employees, including stock-based compensation and sales-based variable compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses and allocated facility and information technology expenses. We expense sales variable compensation when revenue related to the underlying sale is recognized. We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses will increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for administrative personnel that support our general operations such as executive management and information technology, finance, accounting, customer services, human resources and legal personnel. General and administrative expenses also include costs attributable to professional fees for legal, accounting and tax services, insurance and recruiting fees. We expect our administrative expenses will increase as we increase our headcount to support our growth. Additionally, we may incur increased expenses related to audit, legal, regulatory and tax-related services, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, and director and officer insurance premiums. Our general and administrative expenses may fluctuate from period to period as we continue to grow.
Interest Expense and Income
Interest expense consists primarily of interest expense related to our term loan facility, including amortization of debt discount and issuance costs. Interest income is predominantly derived from investing surplus cash in money market funds and short-term marketable securities.

Other Income (Expense), Net
Other income (expense), net primarily consists of gain and loss from short-term investments, and loss on debt extinguishment.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$23,520	$19,256	$4,264	22%
Cost of goods sold	5,388	5,122	266	5%
Gross profit	18,132	14,134	3,998	28%
Operating expenses
Sales and marketing	12,043	9,756	2,287	23%
Research and development	6,845	6,065	780	13%
General and administrative	6,068	4,543	1,525	34%
Total operating expenses	24,956	20,364	4,592	23%
Loss from operations	(6,824)	(6,230)	(594)	10%
Interest income	718	762	(44)	(6)%
Interest expense	(2,059)	(2,166)	107	(5)%
Other income (expense), net	(486)	120	(606)	(505)%
Net loss	$(8,651)	$(7,514)	$(1,137)	15%
Revenue
Revenue increased by $4.3 million, or 22%, to $23.5 million during the three months ended June 30, 2025, compared to $19.3 million during the three months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. All of our revenue, with the exception of $0.4 million in the three months ended June 30, 2025 and $0.1 million in the three months ended June 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.3 million, or 5%, to $5.4 million during the three months ended June 30, 2025, compared to $5.1 million during the three months ended June 30, 2024. The increase was primarily due to the increase in sales volume. Our gross margin increased from 73.4% for the three months ended June 30, 2024, to 77.1% for the three months ended June 30, 2025 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Sales and Marketing Expenses
Sales and marketing expenses increased by $2.3 million, or 23%, to $12.0 million during the three months ended June 30, 2025, compared to $9.8 million during the three months ended June 30, 2024, primarily due to an increase of $1.3 million in personnel-related expenses resulting from increases in sales and field support personnel costs and one-time severance costs during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, and an increase of $0.9 million in sales, field support and marketing costs, including travel.
Research and Development Expenses
Research and development expenses increased by $0.7 million, or 13%, to $6.8 million during the three months ended June 30, 2025, compared to $6.1 million during the three months ended June 30, 2024, primarily due to an increase of $0.6 million in personnel-related expenses, a decrease of $0.7 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses partially offset by a decrease of $0.4 million in product development and clinical trial expenses.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million, or 34%, to $6.1 million during the three months ended June 30, 2025, compared to $4.5 million during the three months ended June 30, 2024. This increase was primarily due to an increase of $1.6 million in personnel-related expenses resulting from one-time severance and transition costs during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Interest Expense and Income
Interest expense decreased to $2.1 million for the three months ended June 30, 2025, compared to $2.2 million for the three months ended June 30, 2024, due to repayment of the CRG Term Loan and the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by less than $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to lower interest yields in the three months ended June 30, 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.6 million to $(0.5) million during the three months ended June 30, 2025, compared to $0.1 million during the three months ended June 30, 2024, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million in the three months ended June 30, 2025.
Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024	Change	% Change
Revenue	$46,044	$37,380	$8,664	23%
Cost of goods sold	10,570	9,903	667	7%
Gross profit	35,474	27,477	7,997	29%
Operating expenses
Sales and marketing	23,046	19,789	3,257	16%
Research and development	14,285	11,849	2,436	21%
General and administrative	10,114	9,614	500	5%
Total operating expenses	47,445	41,252	6,193	15%
Loss from operations	(11,971)	(13,775)	1,804	(13)%
Interest income	1,511	1,589	(78)	(5)%
Interest expense	(4,212)	(4,424)	212	(5)%
Other income (expense), net	(568)	171	(739)	(432)%
Net loss	$(15,240)	$(16,439)	$1,199	(7)%

Revenue
Revenue increased by $8.7 million, or 23%, to $46.0 million during the six months ended June 30, 2025, compared to $37.4 million during the six months ended June 30, 2024. The increase in revenue was primarily due to an increase in the number of RNS System units sold and an increase in sales of DIXI Medical products. All of our revenue, with the exception of $0.4 million in the six months ended June 30, 2025 and $0.1 million in the six months ended June 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.7 million, or 7%, to $10.6 million during the six months ended June 30, 2025, compared to $9.9 million during the six months ended June 30, 2024. The increase was primarily due to the increase in sales volume. Our gross margin increased from 73.5% for the six months ended June 30, 2024, to 77.0% for the six months ended June 30, 2025 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Sales and Marketing Expenses
Sales and marketing expenses increased by $3.3 million, or 16%, to $23.0 million during the six months ended June 30, 2025, compared to $19.8 million during the six months ended June 30, 2024, primarily due to an increase of $1.9 million in personnel-related expenses resulting from increases in sales and field support personnel costs and one-time severance costs during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, an increase of $1.0 million in sales, field support and marketing costs, including travel, and an increase of $0.3 million in expenses related to commercial operations.
Research and Development Expenses
Research and development expenses increased by $2.4 million, or 21%, to $14.3 million during the six months ended June 30, 2025, compared to $11.8 million during the six months ended June 30, 2024, primarily due to an increase of $1.2 million in personnel-related expenses, an increase of $0.3 million in product development and clinical trial expenses, and a decrease of $1.0 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million, or 5%, to $10.1 million during the six months ended June 30, 2025, compared to $9.6 million during the six months ended June 30, 2024. This increase was primarily due to an increase of $0.6 million in personnel-related expenses resulting from one-time severance and transition costs during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Interest Expense and Income
Interest expense decreased to $4.2 million for the six months ended June 30, 2025, compared to $4.4 million for the six months ended June 30, 2024, due to repayment of the CRG Term Loan and the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to lower interest yields in the six months ended June 30, 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.7 million to $(0.6) million during the six months ended June 30, 2025, compared to $0.2 million during the six months ended June 30, 2024, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million and unrealized loss, net on short-term investments in the six months ended June 30, 2025.

Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $62.1 million and $58.6 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
2025 Follow-on Offering
In February 2025, we completed a follow-on offering and received $69.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We intend to use the remaining net proceeds from the offering for general corporate purposes, which may include clinical trial and other sales and marketing, research and development, and general and administrative expenses, debt reduction and working capital.
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
CRG Term Loan
In September 2020, we entered into the CRG Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10.0 million expired without being drawn.
The CRG Term Loan bore interest at a rate of 13.5% per year. Payments under the loan were made quarterly with payment dates fixed at the end of each calendar quarter. From March 2023 through June 2024, we had the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. For each payment date from March 2023 through June 2024, we elected the PIK option.
The CRG Term Loan was interest-only through its original final maturity of September 30, 2025. Following the interest-only period, principal payment would have been due in one installment on September 30, 2025. In May 2024, we amended the CRG Term Loan to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The CRG Term Loan included an exit fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid.
In June 2025, we repaid the entire obligation under the CRG Term Loan using the proceeds received from the MidCap Term Loan. At the time of repayment, the lender agreed to decrease the exit fee from 10% to 8% of the aggregate principal amount being prepaid or repaid.
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among the Company, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver and together with the MidCap Term Loan, the Loans.

The Loans mature on June 4, 2030, and is due in one installment on June 4, 2030. The MidCap Term Loan bears interest at an annual rate of 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a SOFR floor of 2.0%. Borrowing under the Revolver will accrue interest at an annual rate of 30-day forward-looking term SOFR plus 3.75%, subject to a SOFR floor of 2.0%. Following the initial borrowing of the Revolver, we will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears.
We may voluntarily prepay the Loans in whole or in part and terminate the respective commitments thereunder prior to the maturity date. Each of the MidCap Term Loan and the Revolver is subject to a prepayment premium equal to 3.0% of the amount terminated during the first year, 2.0% in the second year, 1.0% in the third year, and 0% thereafter. In addition, we will pay an exit fee of 2% of the amount borrowed under the MidCap Term Loan upon prepayment or repayment.
The Loans are collateralized by substantially all of our assets. The Credit Agreement contains customary representations and warranties, covenants, events of default and termination provisions. See Notes 1 and 6 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $91.7 million, with $6.1 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $15.9 million as of June 30, 2025. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our facility lease.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(9,568)	$(11,428)
Investing activities	(205)	5,633
Financing activities	19,200	581
Net increase (decrease) in cash and cash equivalents	$9,427	$(5,214)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $9.6 million for the six months ended June 30, 2025. Cash used in operating activities was primarily a result of the net loss of $15.2 million, adjusted for non-cash charges of $7.9 million and change in operating assets and liabilities of $2.3 million. The non-cash charges primarily consisted of $5.9 million of stock-based compensation, $0.8 million of amortization of right-of-use assets, $0.5 million of loss on extinguishment of the CRG Term Loan, and $0.4 million of non-cash interest expense related to our term loans. The change in operating assets and liabilities was due to an increase in accounts receivable of $0.7 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $3.1 million largely due to an increase in raw materials and finished goods, and a decrease in operating lease liabilities of $0.9 million, offset in part by an increase in accounts payable of $1.7 million primarily due to the timing of payments to our vendors, and a decrease in in prepaid expenses and other assets of $0.7 million.
Net cash used in operating activities was $11.4 million for the six months ended June 30, 2024. Cash used in operating activities was primarily a result of the net loss of $16.4 million, adjusted for non-cash charges of $8.0 million and change in operating assets and liabilities of $3.0 million. The non-cash charges primarily consisted of $5.1 million of stock-based compensation, $1.4 million of interest incurred but paid-in-kind, $0.8 million of amortization of right-of-use assets and $0.5 million of non-cash interest expense related to our term loans. The change in operating assets and liabilities was due to a decrease in accrued liabilities of $3.4 million largely due to accrued payroll and related expenses, a decrease in operating lease liabilities of $0.8 million, an increase in inventories of $0.2 million largely due to an increase in work-in-process inventory partially offset by a reduction in raw materials and finished goods, and a decrease in deferred revenue of $0.3 million, offset in part by a decrease in accounts receivable of $1.1 million, and a decrease in in prepaid expenses and other assets of $0.7 million.

Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2025, and primarily consisted of purchases of property and equipment.
Net cash provided by investing activities was $5.6 million for the six months ended June 30, 2024, which primarily consisted of sales of short-term investments of $5.8 million, partially offset by purchases of property and equipment of $0.2 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $19.2 million for the six months ended June 30, 2025, which primarily consisted of $69.7 million in proceeds, net of underwriting discounts and commissions, from our February 2025 follow-on offering of common stock, proceeds of $58.6 million from the MidCap Term Loan, net of discounts and issuance costs, proceeds from the issuance of common stock under employee plans of $1.2 million and $0.2 million of net cash proceeds from our at-the-market offering, partially offset by repayment of the CRG Term Loan of $60.5 million, a repurchase of common stock of $49.5 million, and taxes withheld and paid related to net share settlement of equity awards of $0.4 million.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025. There were no material changes to these accounting policies during the three months ended June 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $62.1 million, compared to $52.8 million at December 31, 2024, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs and in the community setting, as well as driving utilization by clinicians within CECs and in the community setting. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Historically our RNS System was primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. We recently began expanding our commercial efforts to target and be able to qualify the additional 1,800 epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons as a result of the FDA approval of a PMA-S in 2023, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. Therefore, we have been dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, expand the population of patients we can treat with our RNS System, and increase utilization and adoption across physicians that prescribe and implant our RNS System both within Level 4 CECs and outside of Level 4 CECs, in the community setting, but there can be no assurance that we will succeed.
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
These components, materials, and services, which also include silicone adhesive, integrated circuits and other components, are critical, and there are relatively few alternative sources of supply. We believe our single-source suppliers are capable of continuing to meet our specifications and maintaining quality, but any significant problem experienced by one of our single-source suppliers may result in a delay or interruption in the supply of components, materials, or services to us. Our suppliers may experience manufacturing delays or issues, stop producing our components, materials, or services, increase the prices they charge us, or elect to terminate their relationships with us. In any of these cases, we could face a delay of several months to identify, perform appropriate testing, and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to identify and qualify a new supplier. Although we require our third-party suppliers to supply us with materials, components and services that meet our specifications and comply with applicable provisions of the FDA’s QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the materials and components meet our requirements, there is a risk that our suppliers will not always act consistent with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.

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
Our industry is competitive and has been evolving rapidly with not only existing treatment options, but also the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy in the United States and we have historically primarily marketed our device to clinicians within Level 4 CECs that treat these patients. As a result of the recent approval of a PMA-S, we are now able to expand our commercial efforts to the additional epileptologists and functional neurosurgeons practicing outside of Level 4 CECs, in the community setting. In our target patient population, there are two primary treatment options (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to try new therapeutic drugs that become available from time to time. We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure, and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our primary competitors are LivaNova plc, which manufactures the VNS System, and Medtronic plc, which manufactures the DBS System. Third-party payors may encourage the use of competitors’ products or other neuromodulation therapies due to lower costs of competing products or alternatives. Additionally, treating physicians, including epileptologists and neurosurgeons may promote the use of other competitors’ products or alternative therapies. Further, as existing competitors and other companies develop new or improved products, we cannot predict what the standard of care will be in the future.
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
The rate of adoption and sales of our products are heavily influenced by clinical data. Although we have positive clinical data across four multi-center FDA-approved prospective clinical studies going out as far as nine years, there can be no assurance that clinical data will continue to be positive for our ongoing studies. For example, the one-year results from our NAUTILUS study to evaluate neuromodulation therapy for idiopathic generalized epilepsy did not reach statistical significance for the primary effectiveness endpoint in the overall study population, which was to show a longer time to a second generalized tonic-clonic seizure in the active stimulation group compared to the sham stimulation group. Additionally, there can be no assurance that future clinical studies, including those to continue demonstrating the efficacy of our products in currently approved patient populations and those to support label retention and expansion for our products will demonstrate safety and effectiveness. Unfavorable or inconsistent clinical data from ongoing or future clinical studies conducted by us, our competitors, or third parties, the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators, or findings of new or more frequent adverse events, could harm our business, financial condition, and results of operations.
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
As of June 30, 2025, we had 209 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
In November 2023, we entered into a collaboration with Rapport to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities, and in June 2025, we entered into a subsequent agreement to extend this work on behalf of Rapport. We may continue to seek to leverage our unique data asset or our data monitoring and analysis capabilities by entering into similar collaborations with other entities in the future. If we are unable to continue to build our data asset and our monitoring and analysis capabilities, either internally or through further collaborations, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect, our growth prospects may be harmed.
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
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. For example, on July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:
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
For example, on July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
We use artificial intelligence, or AI, including generative AI, and machine learning, or ML, technologies in our product development activities and plan to utilize AI-based tools in future product iterations (collectively, AI/ML). The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act and Colorado’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML.

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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2025 and 2024, we reported net losses of $15.2 million and $16.4 million, respectively. As a result of these losses, as of June 30, 2025, we had an accumulated deficit of approximately $546.2 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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

We are party to the MidCap Term Loan, which contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default and we may need to immediately repay the amounts due under the MidCap Term Loan.
In June 2025, we entered into the MidCap Term Loan. The MidCap Term Loan contains customary affirmative and negative covenants, including with respect to our ability to incur additional indebtedness, grant liens, pay any dividend or make any distributions to our equityholders or repurchase our equity interests, enter into restrictive agreements, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, among other things, as well as a minimum liquidity covenant and a quarterly revenue covenant. If we fail to comply with the covenants specified in the MidCap Term Loan, to make payments when due under the MidCap Term Loan, or if we otherwise breach the MidCap Term Loan, the lenders could declare an event of default, which would give it the right to declare all outstanding indebtedness, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the MidCap Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property. Any declaration by our lender of an event of default could significantly harm our business and could cause the price of our common stock to decline.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2025 and 2024, our net cash used in operating activities was $9.6 million and $11.4 million, respectively. As of June 30, 2025, we had $62.1 million of cash, cash equivalents and short-term investments and $17.1 million in current liabilities.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2024, we had $152.5 million of federal net operating loss carryforwards and $162.7 million of state net operating loss carryforwards. The federal and state NOL carryforwards began expiring in 2026 and 2029, respectively. As of December 31, 2024, the amount of federal NOL carryforwards that does not expire is $114.0 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation that limited the ability to use California NOLs to offset California income for tax years beginning after 2023 and before 2027), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
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
We are still assessing the impact of the OBBBA on our business, and we expect additional state and federal health reform measures may be adopted in the future, any of which could adversely affect our business. Although the prospects for the imminent enactment of additional major legislation are not certain at this time, the enactment of more targeted measures may be more likely due to the increased possibility of federal executive and legislative branch support for consideration of such measures. Moreover, changes in the leadership and senior staffs of the FDA could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agency. The potential impact of changes in agency personnel, policies and priorities on the medical device sector, including us, cannot be predicted at this time.
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
As of June 30, 2025, there were 4.3 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of June 30, 2025, there were approximately 7.7 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
In addition, certain of our stockholders have registration rights that would require us to file registration statements for the public resale of the common stock held by them or to include such shares in registration statements that we may file on our behalf or for other stockholders.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of June 30, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 57.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.

Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the six months ended June 30, 2025, our stock traded as high as $18.98 per share and as low as $9.56 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) on April 23, 2021. As of June 30, 2025, all of the net proceeds had been used for general corporate purposes, including cash used in operations and capital expenditures.
Issuer Purchases of Equity Securities
None

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith*
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
10.1	Separation Agreement, dated June 20, 2025, by and between the Company and Rebecca Kuhn.					X
10.2+	Offer Letter, dated June 5, 2025, by and between the Company and Patrick Williams.					X
10.3#
Credit, Security and Guaranty Agreement, dated June 4, 2025, by and among the Company, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto.
X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBLR Instance Document - the instance document does not appear in the Interactive Data File because its XBLR tags are embedded within the Inline XBLR document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101					X
_________________
+    Indicates management contract or compensatory plan.
#    Schedules and exhibits to this agreement have been omitted in accordance with Rule 601(a)(5) of Regulation S-K. The Company will provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 12, 2025.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick Williams
Patrick Williams
Chief Financial Officer (Principal Financial and Accounting Officer)