Form 10-Q
period 2025-09-30
NeuroPace Inc
filed 2025-11-04
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were approximately 33,307,734 shares of the registrant's common stock outstanding.

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
•our use of cash resources and our ability to achieve cash flow breakeven without revenues from the DIXI Medical distribution agreement after its expiration;
•our expected long-range revenue growth without revenues from the DIXI Medical distribution agreement after its expiration;
•our ability to retain regulatory approval for our products or obtain regulatory approval for updates to our products, or new products or indications in the United States and in any foreign countries in which we may seek to do business;

•our research and development for existing products and new products, including our conduct of ongoing and future clinical trials for our existing products;
•our expectations with respect to our existing products and their ability to be used without modification in those with generalized epilepsy and in pediatric patients;
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
•the impact of adverse economic conditions, including as a result of unfavorable global trade, economic and political conditions, increased interest rates and inflation, the current U.S. government shutdown, and funding shortages at governmental and regulatory agencies on which we rely;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$20,648	$13,430
Short-term investments	39,366	39,325
Accounts receivable	14,938	12,851
Inventory	18,135	13,381
Prepaid expenses and other current assets	2,243	2,352
Total current assets	95,330	81,339
Property and equipment, net	1,108	1,052
Operating lease right-of-use asset	10,575	11,843
Restricted cash	122	122
Deferred offering costs	—	276
Other assets	120	15
Total assets	$107,255	$94,647
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,590	$2,954
Accrued liabilities	12,317	9,787
Operating lease liability	2,051	1,860
Deferred revenue	649	555
Total current liabilities	19,607	15,156
Long-term debt	58,748	59,525
Operating lease liability, net of current portion	10,382	11,953
Total liabilities	88,737	86,634
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 33,280,887 and 30,145,039 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	33	30
Additional paid-in capital	568,171	538,933
Accumulated deficit	(549,686)	(530,950)
Total stockholders’ equity	18,518	8,013
Total liabilities and stockholders’ equity	$107,255	$94,647
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$27,354	$21,060	$73,398	$58,440
Cost of goods sold	6,186	5,640	16,756	15,543
Gross profit	21,168	15,420	56,642	42,897
Operating expenses
Sales and marketing	12,598	9,929	35,644	29,718
Research and development	6,576	5,754	20,861	17,603
General and administrative	4,594	3,980	14,708	13,594
Total operating expenses	23,768	19,663	71,213	60,915
Loss from operations	(2,600)	(4,243)	(14,571)	(18,018)
Interest income	667	754	2,178	2,343
Interest expense	(1,645)	(2,182)	(5,857)	(6,606)
Other income (expense), net	82	219	(486)	390
Net loss and comprehensive loss	$(3,496)	$(5,452)	$(18,736)	$(21,891)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.19)	$(0.58)	$(0.76)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,134,606	29,444,625	32,498,907	28,863,120
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2025	30,145,039	$30	$538,933	$(530,950)	$8,013
Net loss	—	—	—	(6,589)	(6,589)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	101,301	1	384	—	385
Issuance of common stock upon vesting of restricted stock units	299,535	—	—	—	—
Shares withheld for taxes	(17,380)	—	(228)	—	(228)
Stock-based compensation	—	—	2,626	—	2,626
Balances as of March 31, 2025	32,751,240	33	561,775	(537,539)	24,269
Net loss	—	—	—	(8,651)	(8,651)
Issuance of common stock pursuant to stock option exercises	21,671	—	146	—	146
Issuance of common stock pursuant to Employee Stock Purchase Plan	66,627	—	620	—	620
Issuance of common stock upon vesting of restricted stock units	215,924	—	—	—	—
Shares withheld for taxes	(11,091)	—	(174)	—	(174)
Stock-based compensation	—	—	3,228	—	3,228
Balances as of June 30, 2025	33,044,371	33	565,595	(546,190)	19,438
Net loss	—	—	—	(3,496)	(3,496)
Issuance of common stock pursuant to stock option exercises	35,455	—	1	—	1
Issuance of common stock upon vesting of restricted stock units	206,933	—	—	—	—
Shares withheld for taxes	(5,872)	—	(53)	—	(53)
Stock-based compensation	—	—	2,628	—	2,628
Balances as of September 30, 2025	33,280,887	$33	$568,171	$(549,686)	$18,518

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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(18,736)	$(21,891)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,482	7,679
Depreciation	158	159
Amortization of debt discount and issuance costs	174	179
Non-cash interest expense	463	743
Loss on debt extinguishment	527	—
PIK interest incurred but not paid on term loan	—	1,389
Amortization of right-of-use asset	1,268	1,159
Gain on short-term investments	(41)	(315)
Inventory write-downs	140	196
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities
Accounts receivable	(2,087)	753
Inventory	(4,894)	(1,066)
Prepaid expenses and other assets	134	621
Accounts payable	1,655	(102)
Accrued liabilities	2,530	(1,108)
Deferred revenue	93	(341)
Operating lease liabilities	(1,380)	(1,207)
Net cash used in operating activities	(11,512)	(13,152)
Cash flows from investing activities
Acquisition of property and equipment	(235)	(267)
Proceeds from sale of short-term investments	—	7,300
Net cash (used in) provided by investing activities	(235)	7,033
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	69,654	—
Repurchase of common stock	(49,546)	—
Proceeds from issuance of common stock under employee plans	1,152	1,336
Taxes withheld and paid related to net share settlement of equity awards	(455)	(789)
Proceeds from at-the-market offering, net of sales commission	232	2,932
Proceeds from debt, net of discounts and issuance costs	58,435	—
Repayment of debt	(60,507)	—
Net cash provided by financing activities	18,965	3,479
Net increase (decrease) in cash and cash equivalents	7,218	(2,640)
Cash, cash equivalents and restricted cash
Beginning of the period	13,552	18,180
End of the period	$20,770	$15,540
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$20,648	$15,418
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$20,770	$15,540
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,735	$4,294
Supplemental disclosures of non-cash investing and financing information:
Deferred offering costs offset against additional paid-in capital	$277	$99
Purchase of property and equipment included in accounts payable	$1	$—
Net change in accrued liabilities from early exercise of options	$—	$(1)
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $549.7 million as of September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company used $11.5 million and $13.2 million, respectively, of cash in its operating activities. As of September 30, 2025, the Company had cash, cash equivalents and short-term investments of $60.0 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60.0 million until June 30, 2027, and (b) $40.0 million thereafter; or (c) provided the Company earns at least $90.0 million net revenue from the RNS System in 2026, liquidity shall be no less than $35.0 million thereafter. In the event liquidity falls below the Applicable Liquidity Threshold, the Company is required to achieve minimum annual trailing net RNS System revenue, tested on a quarterly basis, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. The Company’s trailing 12-month net RNS System revenue was $77.0 million as of September 30, 2025, exceeding the $70.1 million minimum per the MidCap Credit Agreement. In addition to the Applicable Liquidity Threshold, the MidCap Credit Agreement requires the Company

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
to maintain a Minimum Liquidity balance of $25.0 million, which ceases to apply if the Company earns at least $90.0 million net revenue from RNS System in 2026. The MidCap Credit Agreement defines liquidity to include cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. If the Company does not meet the financial covenants, the lenders may call the debt, which will result in the Company immediately needing additional capital and may raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of September 30, 2025, the Company was in compliance with all covenants of the MidCap Credit Agreement.
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2024 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 4, 2025. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s condensed financial position as of September 30, 2025 and condensed results of operations for the three and nine months ended September 30, 2025 and 2024 and condensed cash flows for the nine months ended September 30, 2025 and 2024 have been made. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States. For the three and nine months ended September 30, 2025 and 2024, there were no customers that represented 10% or more of revenue. As of September 30, 2025 and December 31, 2024, no customer represented 10% or more of the Company’s accounts receivable.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of September 30, 2025 and December 31, 2024. To date, the Company has not experienced any material credit-related losses.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.6 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively. Revenue recognized during the three months ended September 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the year was $0 and $0.2 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the year was $0.6 million and $0.9 million, respectively.
As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $0.8 million, which the Company expects to recognize as revenue by December 2025 pursuant to customer contract terms.
Government Programs
In May 2021, the Company was awarded a grant by the National Institutes of Health, or NIH, to support research of thalamocortical responsive neurostimulation for the treatment of Lennox-Gastaut Syndrome, a type of epilepsy. The award was issued for a five-year period and has a total budget of over $9.3 million, which includes approximately $5.5 million in funding for subawards to third-party academic epilepsy centers that are collaborating on the study and are subinvestigators on the study funded by NIH. The subawardees are determined by NIH. The Company’s responsibility for the subawards is to submit the funding requests on behalf of the subawardees. The funding of subawards does not have any impact on the Company’s condensed financial statements. Initially funding was approved for the first year beginning June 1, 2021 and provides for reimbursement of qualified direct and indirect expenses in the amount of $0.8 million, including $0.4 million for subawards. Approvals of funds for years two through five are subject to the completion of certain milestones. On July 30, 2022, the Company received funding approval for year two in the amount of $2.6 million, which includes $1.6 million for subawards. On May 25, 2023, the Company received funding approval for year three in the amount of $3.0 million, which includes

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
$1.5 million for subawards. On July 22, 2024, the Company received funding approval for year four in the amount of $1.7 million, which includes $1.0 million for subawards. On August 20, 2025, the Company received funding approval for year five in the amount of $1.6 million, which includes $0.8 million for subawards.
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.5 million and $0.4 million in funding during the three months ended September 30, 2025 and 2024, respectively. The Company received $0.5 million and $1.4 million in funding during the nine months ended September 30, 2025 and 2024, respectively. Through September 30, 2025, $3.9 million of qualifying expenses have been incurred and funded by the NIH related to the first to fifth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of September 30, 2025, the Company recorded prepaid expenses and other current assets of $0.4 million related to the fifth year of funding.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company did not adopt any material accounting pronouncements during the three and nine months ended September 30, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 is intended to provide more detailed information about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and may be applied either prospectively to financial statements issued for reporting periods after its effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact this standard will have on its financial statement disclosures.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) at fair value as of September 30, 2025 (in thousands):

	Fair Value as of September 30, 2025	Basis for Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$18,826	$18,826	$—	$—
Fixed income mutual fund, included in short-term investments	39,366	39,366	—	—
Total	$58,192	$58,192	$—	$—

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
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2025 and December 31, 2024.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended September 30, 2025 and 2024, the Company recognized $0.1 million and $0.2 million in unrealized gains from its short-term investment, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized less than $0.1 million and $0.3 million in unrealized gains from its short-term investment, respectively. The Company’s short-term investment had a cumulative unrealized net gain of $0.2 million and $0.1 million as of September 30, 2025 and December 31, 2024, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$6,436	$4,248
Work-in-process	2,353	1,778
Finished goods	9,346	7,355
Total	$18,135	$13,381
Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Machinery, equipment, furniture and fixtures	$4,867	$4,659
Computer equipment and software	1,932	1,932
Leasehold improvements	2,435	2,435
	9,234	9,026
Less: Accumulated depreciation	(8,126)	(7,974)
Property and equipment, net	$1,108	$1,052

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Depreciation expense for the three months ended September 30, 2025 and 2024 was $0.1 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $0.2 million and $0.2 million, respectively.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Payroll and related expenses	$10,372	$8,178
Inventory purchases	435	575
Professional fees	492	50
Other	1,018	984
Total accrued liabilities	$12,317	$9,787

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
The maturities of operating lease liabilities as of September 30, 2025 are as follows (in thousands):

September 30, 2025
2025 (remaining three months)	$735
2026	3,031
2027	3,122
2028	3,215
2029	3,312
Thereafter	1,705
Total undiscounted lease payments	15,120
Less: imputed interest	2,687
Total operating lease liability	12,433
Less: current portion	2,051
Operating lease liability, net of current portion	$10,382
Operating lease cost was $0.7 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively. Operating lease cost was $2.1 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the remaining term for the operating lease in Mountain

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
View, California was 4.8 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the nine months ended September 30, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $2.2 million and $2.1 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The Distribution Agreement has an initial term of three years, which expired September 30, 2025. The Distribution Agreement would have automatically renewed for additional one-year terms if neither party provided written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term. In March 2025, the Company notified DIXI Medical of its intent to not renew the Distribution Agreement upon expiration and, as a result, the Distribution Agreement terminated on September 30, 2025. During the six-month wind-down period following the termination of the Distribution Agreement, the Company has the right to sell any DIXI product inventory that it held on the date of expiration. At the end of the wind-down period, DIXI Medical is required to buy back, at cost, any DIXI product inventory with at least six months remaining shelf life held by the Company.
To maintain the distribution rights, the Company was required to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the minimum purchase by 10% for each of the two subsequent years. The Company met the purchase commitment for every year.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of September 30, 2025 and December 31, 2024.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
legal proceedings. Legal costs are expensed as incurred. There were no material contingent liabilities requiring accrual as of September 30, 2025 and December 31, 2024.
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
The CRG Term Loan initially bore interest at a rate of 12.5% per year. In February 2023, the CRG Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted for as a debt modification in accordance with ASC 470, Debt and the CRG Term Loan’s effective interest rate increased from 15.7% to 16.8%. Payments under the CRG Term Loan were made quarterly at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the CRG Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. From January 2023 through June 2025, the Company had the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. For each payment date from April 2022 through June 2024, the Company elected the PIK option, increasing the principal of the CRG Term Loan by $6.0 million.
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
During the three months ended September 30, 2025 and 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $0 and less than $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $0.1 million and $0.2 million, respectively.
Interest expense on the CRG Term Loan was $0 and $2.2 million during the three months ended September 30, 2025 and 2024, respectively. Interest expense on the CRG Term Loan was $3.7 million and $6.6 million during the nine months ended September 30, 2025 and 2024, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
In June 2025, the Company repaid its entire obligation under the CRG Term Loan amounting to $61.9 million, including principal of $56.0 million, interest of $1.4 million and backend fee of $4.5 million, using the proceeds from MidCap Term Loan (as defined below). At the time of repayment, the lender agreed to decrease the backend fee from 10% to 8% of the aggregate principal amount being prepaid or repaid. The repayment of the obligation under the CRG Term Loan was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $0.5 million included in other income (expense), net in the condensed statements of operations and comprehensive loss.
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
The Company incurred $1.4 million in fees to the lender and third parties which is reflected as a discount on the MidCap Term Loan and is being accreted over the life of the loan using the effective interest method. In addition, the Company shall pay an annual administrative fee, payable in advance, equal to 0.25% of the aggregate outstanding principal of the MidCap Term Loan. As of September 30, 2025, the MidCap Term Loan had an annual effective interest rate of 11.5% per year.
Interest expense on the MidCap Term Loan was $1.6 million and $2.1 million during the three and nine months ended September 30, 2025, respectively, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of $0.1 million and $0.2 million, respectively.
The Revolver has not been drawn upon as of September 30, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
As of September 30, 2025, future minimum payments for the MidCap Term Loan are as follows (in thousands):

MidCap Term Loan
2025 (remaining three months)	$993
2026	6,100
2027	6,100
2028	6,116
2029	6,100
Thereafter	64,232
Total	89,641
Less: Unamortized debt discount and issuance cost	(3,052)
Less: Interest	(27,841)
MidCap Term Loan	$58,748

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2025 and December 31, 2024, no dividends had been declared.
As of September 30, 2025 and December 31, 2024, the Company had reserved common stock for future issuance pursuant to its equity plans as follows:

	September 30,	December 31,
	2025	2024
Shares available for future grant under the 2021 Equity Incentive Plan	2,673,817	2,201,012
Outstanding options under the 2021 Equity Incentive Plan	2,261,117	1,987,784
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,394,975	1,480,338
Common stock available for Employee Stock Purchase Plan	710,239	475,416
Total	7,420,572	6,524,974
8.    Stock-Based Incentive Compensation Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2025	2,201,012
Authorized	1,507,251
Granted/Awarded	(1,224,640)
Cancelled	155,851
Withheld for taxes	34,343
Shares available for grant as of September 30, 2025	2,673,817

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
A summary of stock option activity for the nine months ended September 30, 2025 is set forth below:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Balances as of January 1, 2025	2,368,208	$6.01	7.27
Granted	486,422	$11.14
Exercised	(158,427)	$3.36
Cancelled	(54,662)	$11.59
Balances at September 30, 2025	2,641,541	$7.00	7.32
Vested and exercisable at September 30, 2025	1,745,303	$5.47	6.54
Vested and expected to vest at September 30, 2025	2,641,541	$7.00	7.32
Early Exercise of Stock Options
Certain of the Company’s outstanding options are early exercisable pursuant to their terms. The shares of common stock issued from the early exercise of unvested stock options are restricted and continue to vest over the original implied service period. The Company has the option to repurchase any unvested shares at the original purchase price upon any voluntary or involuntary termination. The shares purchased by the employees and non-employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding until those shares vest. The cash received in exchange for exercised and unvested shares related to stock options granted is recorded as a liability for the early exercise of stock options in accrued liabilities on the accompanying balance sheet and will be transferred into common stock and additional paid-in capital as the shares vest. As of September 30, 2025 and September 30, 2024, the Company did not have any shares of common stock issued pursuant to early exercised options and subject to repurchase.
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
As of September 30, 2025, 710,239 shares under the ESPP remain available for purchase. The Company issued 66,627 and 94,743 shares under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. The offering period and purchase period is determined by the board of directors. A new offering period of six months began June 7, 2025 and will end December 6, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units was as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	1,480,338	$8.92
Granted	738,218	$12.09
Vested	(722,392)	$8.78
Cancelled	(101,189)	$8.91
Unvested, September 30, 2025	1,394,975	$10.67
Stock-Based Compensation
The Company recognized stock-based compensation as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$168	$180	$519	$539
Sales and marketing	781	812	2,325	2,303
Research and development	821	816	2,558	2,421
General and administrative	858	783	3,080	2,416
Total stock-based compensation	$2,628	$2,591	$8,482	$7,679
The above stock-based compensation expense related to the following equity-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options and restricted stock units	$2,469	$2,462	$8,048	$7,284
ESPP	159	129	434	395
Total stock-based compensation	$2,628	$2,591	$8,482	$7,679
As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested stock options and restricted stock units was $18.2 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.5 years.
As of September 30, 2025, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2025 and 2024 as it has incurred net losses since inception. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There has been no change in the estimated uncertain tax benefits recorded as of December 31, 2024.
In July 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted. The OBBBA, among other changes, eliminates the requirement to capitalize U.S. research and development expenses and permanently extends certain

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
provisions of the Tax Cuts & Jobs Act of 2017. The new legislation has multiple effective dates, with certain provisions effective in 2025 and others in the future. The OBBBA did not have a material impact on the Company’s effective tax rate due to the Company’s taxable loss and full valuation allowance position. The Company is in the process of evaluating the financial statement impact of these provisions to future periods, but does not expect the OBBBA to have a material impact on the Company’s financial statements.
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(3,496)	$(5,452)	$(18,736)	$(21,891)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	33,134,606	29,444,625	32,498,907	28,863,120
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.19)	$(0.58)	$(0.76)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	As of September 30,
	2025	2024
Options to purchase common stock	2,641,541	2,414,416
Unvested restricted stock units	1,394,975	1,648,539
Shares committed under ESPP	64,054	105,837
Total Shares	4,100,570	4,168,792

11.    Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0 and less than $0.1 million, was in the United States for the three months ended September 30, 2025 and 2024, respectively, based on the shipping location of the external customer. All of the Company’s revenue, with the exception of $0.4 million and $0.2 million, was in the United States for the nine months ended September 30, 2025 and 2024, respectively, based on the shipping location of the external customer.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. Primary effectiveness endpoint data from our Post-approval Study in this patient population demonstrated that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year were presented at the American Academy of Neurology Annual Meeting in April 2025.
We are conducting studies to expand our indication for use in patients with drug-resistant generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2025, the last patient in our NAUTILUS study for generalized epilepsy completed one year of follow up. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. The primary effectiveness endpoint did not reach statistical significance in the overall study. However, the study data illustrates the overall value of the RNS System to individualize patient treatment over time, showing statistically significant and clinically meaningful, prespecified secondary endpoints. Patients in the NAUTILUS trial continue to participate in the study through the completion of two years after the device implant, with prespecified collection of safety and effectiveness data occurring upon completion of the two years post-implant. We continue to actively engage with the FDA to finalize a pathway to submitting an application seeking the expanded indication for patients with generalized epilepsy. There are no changes in the Company’s plan to file the expanded label submission to the FDA prior to the end of 2025.
To support our RESPONSE study for label expansion in focal epilepsy patients under the age of 18, we are collaborating with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of September 30, 2025, we had an accumulated deficit of $549.7 million, cash, cash equivalents and short-term investments of $60.0 million, and $58.7 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Collaborations and Partnerships
DIXI Distribution Agreement
As previously announced, the exclusive distribution agreement with DIXI Medical USA Corp., or DIXI Medical, expired on September 30, 2025. In August 2022, we entered into this exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. The Distribution Agreement had an initial term of three years. In March 2025, we notified DIXI Medical of our intent to not renew the Distribution Agreement upon its expiration in September 2025. During the six-month wind-down period following expiration of the Distribution Agreement, we are exercising our right to sell any DIXI product inventory that we held on the date of expiration. At the end of this wind-down period, DIXI Medical is required to buy back, at cost, any DIXI product inventory held by us that has at least six months of remaining shelf life.
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. In June 2025, we executed an agreement to extend our collaboration with Rapport and to continue providing differentiated data, monitoring and data analysis services for the next phase of Rapport’s clinical trial of its product candidate. We expect this work to continue through first half of 2028.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We have experienced and may continue to experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. During the Distribution Agreement wind-down period, we will continue to derive revenue from sales of DIXI Medical products. As sales wind down, the product mix between sales of our RNS System and DIXI Medical products will cause variability in our gross margin.
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
We also derive revenue from sales of DIXI Medical products, primarily to our current customer base. Our revenue from the sale of DIXI Medical products will fluctuate in the future due to a variety of factors, including our ability to take market share from competitive Stereo EEG products. The Distribution Agreement expired on September 30, 2025, after which we may sell DIXI product inventory that we hold on the expiration date for the next six months.
Beginning in the fourth quarter of 2023, we also began to derive revenue from services provided to Rapport pursuant to our collaboration agreement with Rapport. Our revenue from this collaboration fluctuates due to the timing of services provided and other factors.
Nearly all of our revenue results from sales in the United States, but we also have limited sales of our RNS System in Canada pursuant to a special program that involves case-by-case approvals of the use of our RNS System in adult patients with drug-resistant focal epilepsy.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our

RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Cost of goods sold also includes costs of procuring and shipping DIXI Medical products. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems are sold, with less contribution from DIXI Medical products as sales wind down.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$27,354	$21,060	$6,294	30%
Cost of goods sold	6,186	5,640	546	10%
Gross profit	21,168	15,420	5,748	37%
Operating expenses
Sales and marketing	12,598	9,929	2,669	27%
Research and development	6,576	5,754	822	14%
General and administrative	4,594	3,980	614	15%
Total operating expenses	23,768	19,663	4,105	21%
Loss from operations	(2,600)	(4,243)	1,643	(39)%
Interest income	667	754	(87)	(12)%
Interest expense	(1,645)	(2,182)	537	(25)%
Other income (expense), net	82	219	(137)	(63)%
Net loss	$(3,496)	$(5,452)	$1,956	(36)%
Revenue
Revenue increased by $6.3 million, or 30%, to $27.4 million during the three months ended September 30, 2025, compared to $21.1 million during the three months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of RNS System units sold, an increase in sales of DIXI Medical products, and an increase in service revenue. All of our revenue in the three months ended September 30, 2025 and with the exception of less than $0.1 million in the three months ended September 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.6 million, or 10%, to $6.2 million during the three months ended September 30, 2025, compared to $5.6 million during the three months ended September 30, 2024. The increase was primarily due to the increase in sales volume. Our gross margin increased from 73.2% for the three months ended September 30, 2024, to 77.4% for the three months ended September 30, 2025 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.

Sales and Marketing Expenses
Sales and marketing expenses increased by $2.7 million, or 27%, to $12.6 million during the three months ended September 30, 2025, compared to $9.9 million during the three months ended September 30, 2024, primarily due to an increase of $2.0 million in personnel-related expenses resulting from increases in sales and field support personnel costs during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, and an increase of $0.6 million in sales, field support and marketing costs, including travel.
Research and Development Expenses
Research and development expenses increased by $0.8 million, or 14%, to $6.6 million during the three months ended September 30, 2025, compared to $5.8 million during the three months ended September 30, 2024, primarily due to an increase of $0.8 million in personnel-related expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 15%, to $4.6 million during the three months ended September 30, 2025, compared to $4.0 million during the three months ended September 30, 2024. This increase was primarily due to an increase of $0.6 million in personnel-related expenses.
Interest Expense and Income
Interest expense decreased by $0.6 million to $1.6 million for the three months ended September 30, 2025, compared to $2.2 million for the three months ended September 30, 2024, due to repayment of the CRG Term Loan and the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to lower interest yields in the three months ended September 30, 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.1 million to $0.1 million during the three months ended September 30, 2025, compared to $0.2 million during the three months ended September 30, 2024, primarily due to lower unrealized gain, net on short-term investments in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$73,398	$58,440	$14,958	26%
Cost of goods sold	16,756	15,543	1,213	8%
Gross profit	56,642	42,897	13,745	32%
Operating expenses
Sales and marketing	35,644	29,718	5,926	20%
Research and development	20,861	17,603	3,258	19%
General and administrative	14,708	13,594	1,114	8%
Total operating expenses	71,213	60,915	10,298	17%
Loss from operations	(14,571)	(18,018)	3,447	(19)%
Interest income	2,178	2,343	(165)	(7)%
Interest expense	(5,857)	(6,606)	749	(11)%
Other income (expense), net	(486)	390	(876)	(225)%
Net loss	$(18,736)	$(21,891)	$3,155	(14)%
Revenue
Revenue increased by $15.0 million, or 26%, to $73.4 million during the nine months ended September 30, 2025, compared to $58.4 million during the nine months ended September 30, 2024. The increase in revenue was primarily due to an increase in the number of RNS System units sold, an increase in sales of DIXI Medical products, and an increase in service revenue. All of our revenue, with the exception of $0.4 million in the nine months ended September 30, 2025 and $0.2 million in the nine months ended September 30, 2024, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.2 million, or 8%, to $16.8 million during the nine months ended September 30, 2025, compared to $15.5 million during the nine months ended September 30, 2024. The increase was primarily due to the increase in sales volume. Our gross margin increased from 73.4% for the nine months ended September 30, 2024, to 77.2% for the nine months ended September 30, 2025 primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System, partially offset by the lower gross margin from distribution of DIXI Medical products.
Sales and Marketing Expenses
Sales and marketing expenses increased by $5.9 million, or 20%, to $35.6 million during the nine months ended September 30, 2025, compared to $29.7 million during the nine months ended September 30, 2024, primarily due to an increase of $3.9 million in personnel-related expenses resulting from increases in sales and field support personnel costs and one-time severance costs during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, an increase of $1.5 million in sales, field support and marketing costs, including travel, and an increase of $0.4 million in expenses related to commercial operations.
Research and Development Expenses
Research and development expenses increased by $3.3 million, or 19%, to $20.9 million during the nine months ended September 30, 2025, compared to $17.6 million during the nine months ended September 30, 2024, primarily due to an increase of $2.0 million in personnel-related expenses, an increase of $0.2 million in product development expenses, and a decrease of $1.1 million in grant funds received primarily under the NIH funding agreement which are recognized as a reduction in research and development expenses.

General and Administrative Expenses
General and administrative expenses increased by $1.1 million, or 8%, to $14.7 million during the nine months ended September 30, 2025, compared to $13.6 million during the nine months ended September 30, 2024. This increase was primarily due to an increase of $1.1 million in personnel-related expenses and one-time severance costs during the nine months ended September 30, 2025.
Interest Expense and Income
Interest expense decreased by $0.7 million to $5.9 million for the nine months ended September 30, 2025, compared to $6.6 million for the nine months ended September 30, 2024, due to repayment of the CRG Term Loan and the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to lower interest yields in the nine months ended September 30, 2025.
Other Income (Expense), net
Other income (expense), net decreased by $0.9 million to $(0.5) million during the nine months ended September 30, 2025, compared to $0.4 million during the nine months ended September 30, 2024, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million and lower unrealized gain, net on short-term investments in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $60.0 million and $58.7 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
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
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among the Company, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver and together with the MidCap Term Loan, the Loans. The Revolver has not been drawn upon as of September 30, 2025.
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
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $89.6 million, with $6.1 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $15.1 million as of September 30, 2025. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our facility lease.
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
Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,512)	$(13,152)
Investing activities	(235)	7,033
Financing activities	18,965	3,479
Net increase (decrease) in cash and cash equivalents	$7,218	$(2,640)

Cash Flows Used in Operating Activities
Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2025. Cash used in operating activities was primarily a result of the net loss of $18.7 million, adjusted for non-cash charges of $11.2 million and change in operating assets and liabilities of $3.9 million. The non-cash charges primarily consisted of $8.5 million of stock-based compensation, $1.3 million of amortization of right-of-use assets, $0.5 million of loss on extinguishment of the CRG Term Loan, and $0.5 million of non-cash interest expense related to our term loans. The change in operating assets and liabilities was due to an increase in accounts receivable of $2.1 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $4.9 million largely due to an increase in raw materials and finished goods, and a decrease in operating lease liabilities of $1.4 million, offset in part by an increase in accrued liabilities of $2.5 million and an increase in accounts payable of $1.7 million primarily due to the timing of payments to our vendors.
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
Cash Flows Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2025, which consisted of purchases of property and equipment.
Net cash provided by investing activities was $7.0 million for the nine months ended September 30, 2024, which primarily consisted of sales of short-term investments of $7.3 million, partially offset by purchases of property and equipment of $0.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $19.0 million for the nine months ended September 30, 2025, which primarily consisted of $69.7 million in proceeds, net of underwriting discounts and commissions, from our February 2025 follow-on offering of common stock, proceeds of $58.4 million from the MidCap Term Loan, net of discounts and issuance costs, proceeds from the issuance of common stock under employee plans of $1.2 million and $0.2 million of net cash proceeds from our at-the-market offering, partially offset by repayment of the CRG Term Loan of $60.5 million, a repurchase of common stock of $49.5 million, and taxes withheld and paid related to net share settlement of equity awards of $0.5 million.
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

Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 4, 2025. There were no material changes to these accounting policies during the three months ended September 30, 2025.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $60.0 million, compared to $52.8 million at December 31, 2024, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•With the expiration of our exclusive distribution agreement with DIXI Medical and loss of the associated revenue, our revenue growth, financial condition and results of operations may be materially affected, including our ability to achieve cash flow breakeven and our expected long-range revenue growth;
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

Risks related to operational, regulatory, commercial and manufacturing matters
We currently rely on our RNS System, which can only be marketed in the United States for use in adults with drug-resistant focal epilepsy, as our primary source of revenue. If we fail to successfully market and sell our RNS System cost effectively and maintain and expand our market share, our sales, business, financial condition and results of operations will be negatively affected.
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
Currently, our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality System Regulation, or QSR, for medical devices sold in the United States. The QSR will be superseded by the new Quality Management System Regulation or QMSR on February 2, 2026. Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations, to the extent applicable. If we fail to manufacture our products in compliance with QSR, or after February 2, 2026, the QMSR, or if our manufacturing facility suffers disruptions, supply chain issues, machine failures, slowdowns or disrepair, we may not be able to fulfill customer demand and our business would be harmed. Further, we typically do not maintain more than several months of inventory on hand and we manufacture our products using near-term demand forecasts. As a result, deviations from our forecasts could cause us to fail to meet demand for our products.
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
These components, materials, and services, which also include silicone adhesive, integrated circuits and other components, are critical, and there are relatively few alternative sources of supply. We believe our single-source suppliers are capable of continuing to meet our specifications and maintaining quality, but any significant problem experienced by one of our single-source suppliers may result in a delay or interruption in the supply of components, materials, or services to us. Our suppliers may experience manufacturing delays or issues, stop producing our components, materials, or services, increase the prices they charge us, or elect to terminate their relationships with us. In any of these cases, we could face a delay of several months to identify, perform appropriate testing, and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to identify and qualify a new supplier. Although we require our third-party suppliers to supply us with materials, components and services that meet our specifications and comply with applicable provisions of the FDA’s QSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the materials and components meet our requirements, there is a risk that our suppliers will not always act consistently with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.

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
Our industry is competitive and has been evolving rapidly with not only existing treatment options, but also the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy in the United States, and we have historically primarily marketed our device to clinicians within Level 4 CECs that treat these patients. As a result of the recent approval of a PMA-S, we are now able to expand our commercial efforts to the additional epileptologists and functional neurosurgeons practicing outside of Level 4 CECs, in the community setting. In our target patient population, there are two primary treatment options (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to try new therapeutic drugs that become available from time to time. We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure, and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our primary competitors are LivaNova plc, which manufactures the VNS System, and Medtronic plc, which manufactures the DBS System. Third-party payors may encourage the use of competitors’ products or other neuromodulation therapies due to lower costs of competing products or alternatives. Additionally, treating physicians, including epileptologists and neurosurgeons may promote the use of other competitors’ products or alternative therapies. Further, as existing competitors and other companies develop new or improved products, we cannot predict what the standard of care will be in the future.
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
We believe that the clinical advantages of our RNS System and our focus on neuromodulation will be important factors in our future success. Our continued success depends on, among other things, our ability to:
•continue to demonstrate safety and efficacy in ongoing clinical trials and in ongoing commercial use;
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
Use of our RNS System requires appropriate neurosurgeon training for implantation and epileptologist training for prescribing, programming and ongoing patient care, and inadequate training may lead to negative patient outcomes, which could harm our business, financial condition, and results of operations.
The successful use of our RNS System depends in part on the training and skill of the neurosurgeon performing the implant procedure as well as the clinician, typically an epileptologist, prescribing the RNS System, performing the subsequent programming and monitoring the patient response. Clinicians, including those practicing outside of Level 4 CECs and in the community setting, could experience difficulty with the technique necessary to successfully implant and program our RNS System, and monitor patients if they do not receive appropriate training. Moreover, clinicians rely on their previous medical training and experience when recommending or implanting our RNS System, and we cannot guarantee that all neurosurgeons will have the necessary implantation skills to properly perform the procedure. We cannot be certain that physicians or healthcare providers that use our RNS System have received sufficient training, and physicians or healthcare providers who have not received adequate training may nonetheless attempt to use our RNS System with their patients. If clinicians implant or utilize our RNS System incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our RNS System may negatively impact the perception of patient benefit and safety of our RNS System, notwithstanding results from our clinical studies. These results could limit adoption of our RNS System in treatment for drug-resistant focal epilepsy, which would harm our sales, business, financial condition, and results of operations.
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
As of September 30, 2025, we had 209 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
As demand for our RNS System increases, we will need to continue to scale our capacity at our manufacturing facility, expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot be certain that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. If we encounter difficulty meeting market demand, quality standards or physician expectations, our reputation will be harmed and our business will suffer. Furthermore, additional growth may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.
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
If our NAUTILUS Study and our collaboration with the National Evaluation System for health Technology to pursue the use of real-world data do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with generalized drug-resistant epilepsy as well as patients age 12 to 17 with drug-resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process. Recent cuts and staffing changes at the FDA, as well as the ongoing U.S. government shutdown, could further delay our efforts to expand indications by creating significant and costly delays in the review process for our regulatory submissions; these delays would negatively impact our growth potential and ability to expand our market reach according to our financial plans.
Our growth prospects may be harmed if we are unable to successfully use our unique data asset and analysis capabilities, either internally or through collaboration, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect.
In November 2023, we entered into a collaboration with Rapport to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities, and in June 2025, we entered into a subsequent agreement to extend this work on behalf of Rapport. We plan to continue to seek to leverage our unique data asset or our data monitoring and analysis capabilities by entering into similar collaborations with other entities in the future. If we are unable to continue to build our data asset and our monitoring and analysis capabilities, either internally or through further collaborations, or if our expectations with respect to our ability to leverage our unique data asset prove to be incorrect, our growth prospects may be harmed.
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
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. For example, on July 4, 2025, the OBBBA was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:
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
We currently do not market and sell our products outside the United States. However, if we choose to conduct business outside the United States, our business will be subject to various anti-bribery and anti-corruption laws, such as the FCPA and similar laws around the world. These laws generally prohibit companies and their employees and intermediaries from directly or indirectly offering, providing, promising, authorizing or making improper payments or providing anything of value to government officials and other persons for the purpose of obtaining or retaining business or gaining any advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of a company and to devise and maintain an adequate system of internal accounting controls. We face significant risks if we, which includes our third-party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, we may have to incur substantial costs to enhance our controls if we begin doing business outside the United States, and even so, such compliance measures ultimately may not be effective in prohibiting our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law.
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
Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale, licensing, or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.
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
After obtaining appropriate patient consents, we may maintain, use, and share sensitive health information that we receive directly from patients that use our products, throughout the clinical study process, in the course of our research collaborations, and from healthcare providers in the course of using our products and systems. Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH. We are not currently classified as a covered entity or business associate under HIPAA, and while we voluntarily comply with HIPAA, we are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive, maintain, use, or transfer individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, including certain health information, which is a broader class of information than the health information protected by HIPAA.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2025 and 2024, we reported net losses of $18.7 million and $21.9 million, respectively. As a result of these losses, as of September 30, 2025, we had an accumulated deficit of approximately $549.7 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
In June 2025, we entered into the MidCap Term Loan. The MidCap Term Loan contains customary affirmative and negative covenants, including with respect to our ability to incur additional indebtedness, grant liens, pay any dividend or make any distributions to our equity holders or repurchase our equity interests, enter into restrictive agreements, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, among other things, as well as a minimum liquidity covenant and a quarterly revenue covenant. If we fail to comply with the covenants specified in the MidCap Term Loan, to make payments when due under the MidCap Term Loan, or if we otherwise breach the MidCap Term Loan, the lenders could declare an event of default, which would give it the right to declare all outstanding indebtedness, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the MidCap Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property. Any declaration by our lender of an event of default could significantly harm our business and could cause the price of our common stock to decline.
With the expiration of our exclusive distribution agreement with DIXI Medical, our revenue growth, financial condition and results of operations may be materially affected.
As previously announced on April 2, 2025, our exclusive distribution relationship with DIXI Medical terminated on September 30, 2025. The winding down of the relationship has begun and will continue into the first quarter of 2026. During the wind-down period, we have the right to continue to sell the products in our possession as of September 30, 2025 through the end of the first quarter of 2026. While we continue to believe that we have the ability to achieve cash flow breakeven on our expected timeline without revenue from the distribution agreement, our revenue growth, financial condition and results of operations may be materially affected, including our ability to achieve cash flow breakeven and our expected long-range revenue growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2025 and 2024, our net cash used in operating activities was $11.5 million and $13.2 million, respectively. As of September 30, 2025, we had $60.0 million of cash, cash equivalents and short-term investments and $19.6 million in current liabilities.
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
As of September 30, 2025, there were 4.3 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of June 30, 2025, there were approximately 7.7 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.

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
Based on the number of shares of common stock outstanding as of September 30, 2025, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 50.3% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the nine months ended September 30, 2025, our stock traded as high as $18.98 per share and as low as $7.56 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
General risk factors
Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or the ongoing U.S. government shutdown could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new drugs or biologics to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts, judgments, and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. We may fail to enter into settlements or to obtain rulings for matters we believe we have resolved. There may be an increase in the scope of these or other matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us, irrespective of outcome, could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Name and Position	Action	Adoption/Termination Date	Type of Trading Arrangement: Rule 10b5-1(1)	Total Shares of Common Stock to be Sold	Expiration Date
Martha Morrell, Chief Medical Officer	Adoption	September 15, 2025	X	91,669(2)	December 31, 2026

(1) Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) Including the exercise and sale of up to 34,219 shares of the Company’s common stock subject to stock options.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 4, 2025.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick Williams
Patrick Williams
Chief Financial Officer (Principal Financial and Accounting Officer)