Form 10-K
period 2025-12-31
NeuroPace Inc
filed 2026-03-03
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $306.2 million, based on the closing price of $11.14 for shares of the registrant’s common stock as reported for such date by the Nasdaq Global Market. Shares of the registrant’s common stock held by each executive officer, director and stockholders that the registrant has concluded are affiliates of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 27, 2026, the number of shares of the registrant’s common stock outstanding was 33,666,948.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders, or the Proxy Statement, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•our expected long-range revenue growth, our use of cash resources and our ability to achieve cash flow breakeven without revenues from the expired DIXI Medical distribution agreement;
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
•our ability to manufacture our products in conformity with the U.S. Food and Drug Administration, or FDA, requirements and with regulatory requirements of any foreign countries in which we may seek to do business;
•our ability to predict product performance;
•our expectations regarding the impact that our sales and marketing initiatives will have on our sales;
•our ability to retain and scale our organizational culture;
•the development, regulatory approval, efficacy and commercialization of competing products;
•our ability to attract and retain members of our board of directors, senior management, or operational personnel;
•our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and as a smaller reporting company under the federal securities laws;
•our ability to develop and maintain our corporate infrastructure, including our ability to maintain an effective system of internal control;
•our expectations regarding the impact of public health crises and geopolitical tensions, such as the Russia-Ukraine war and the U.S. attacks on Iran, on our business, our industry and the economy;
•the impact of adverse economic conditions, including as a result of unfavorable global trade, economic and political conditions and policies, increased interest rates and inflation, and funding and human capital shortages at governmental and regulatory agencies on which we rely;
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
•Our commercial success will continue to depend on attaining significant market acceptance of our products and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and increase adoption of our RNS System both within Level 4 comprehensive epilepsy centers and in the community, our sales, business, financial condition and results of operations would be harmed;
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
•We are seeking expanded FDA labeling for our RNS System to be able to treat patients with drug-resistant idiopathic generalized epilepsy, as well as patients between the ages of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed;
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

PART I
Item 1. Business.
Overview
We are a medical device company focused on transforming the lives of people living with epilepsy by reducing or eliminating the occurrence of debilitating seizures. Our novel and differentiated RNS System is the first and only commercially available, brain-responsive neuromodulation system that delivers personalized, real-time treatment at the seizure source. By continuously monitoring and analyzing the brain’s electrical activity, recognizing patient-specific abnormal electrical patterns, and responding in real time with imperceptible electrical pulses to prevent seizures, our RNS System is programmed by clinicians to deliver the precise amount of therapy when and where it is needed and provides exceptional clinical outcomes with approximately three minutes of stimulation on average per day. Our RNS System is also the only commercially available device that records continuous brain activity data and allows clinicians to monitor patients not only in person, but also remotely, providing them the data they need to make more informed treatment decisions, thus optimizing patient care. We believe the therapeutic advantages of our RNS System, combined with the insights obtained from our extensive brain data set, offer a significant leap forward in epilepsy treatment. As of December 31, 2025, over 8,000 patients have received our RNS System. We believe our compelling body of long-term clinical data, demonstrating continuous improvement in outcomes over time, will support the continued adoption of our RNS System among the approximately 575,000 adults in the United States with drug-resistant focal epilepsy. We continue seeking indication expansion to, over time, cover the entire approximately 1.2 million drug-resistant epilepsy patients in the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally.
Epilepsy is a devastating chronic disorder characterized by a tendency of the brain to produce sudden abnormal bursts of electrical energy that disrupt brain functions and cause seizures. The goal for treating epilepsy is to reduce the number and intensity of seizures that a patient experiences, without causing treatment-related side effects. While antiepileptic drugs are considered first-line treatment and are effective at controlling seizures in a large portion of the epilepsy population, approximately one-third of epilepsy patients are considered drug-resistant because they do not achieve complete seizure control or cannot tolerate the side effects of these drugs. According to the International League Against Epilepsy, or ILAE, drug-resistant epilepsy is defined as a patient failing to achieve sustained seizure freedom after trying two antiseizure medications. These drug-resistant epilepsy patients struggle with a variety of life-impacting challenges including psychological dysfunction, social stigmatization, reduced quality of life, and increased risk of mortality.
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
We received Pre-Market Approval, or PMA, from the FDA for our RNS System in late 2013 and began the commercial rollout of our RNS System in early 2014. We have historically marketed our RNS System in the United States through a direct sales organization primarily to the epileptologists and neurosurgeons who respectively prescribe and implant neuromodulation devices in the approximately 200 Level 4 CECs in the United States. We have established a significant account base at these CECs. Given the concentrated and underpenetrated nature of our target market, we believe there is a significant opportunity to efficiently foster higher adoption and utilization within these centers, grow our account base, and expand our referral pathways to increase the number of drug-resistant patients referred to Level 4 CECs. Additionally, as a result of the approval of a PMA-S in 2023, we are now able to expand our commercial efforts to the approximately 1,800 additional epileptologists as well as the remaining functional neurosurgeons practicing outside of Level 4 CECs. We initiated a pilot program to begin our outreach to these clinicians in 2024 and have commenced program expansion that will continue through 2026. We plan to address this opportunity in a targeted manner with incremental expansion of our sales force.
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
In February 2025, we received $69.7 million in net proceeds from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We are using the remaining net proceeds from the offering for general corporate purposes, including, but not limited to, sales and marketing, clinical trial, and other research and development expenses, general and administrative expenses, debt reduction and working capital.
Our Growth Strategies
We expect that the near-term growth of our business will be primarily driven by new patients being treated with our RNS System. We believe the following strategies will contribute to growth in initial patient implants and advance our mission to dramatically improve clinical outcomes and quality of life for patients living with epilepsy and other disabling brain disorders:
•Increase adoption and utilization of our RNS System within Level 4 CECs. Our commercial efforts have primarily been focused on the Level 4 CECs where drug-resistant focal epilepsy patients are actively seeking treatment. In 2025 there were over 230 Level 4 CECs in the United States. We estimate that there are approximately 1,200 epileptologists affiliated with these centers, approximately five to seven per center on average. We believe the remaining epileptologists in our existing accounts who are not currently prescribing the RNS System represent a significant potential opportunity to foster efficient growth.

•Expand RNS System access outside of Level 4 CECs, in the community. Since 2023, our sales team has targeted epileptologists and functional neurosurgeons practicing outside of Level 4 CECs to expand access to RNS therapy, both in the community and through referral of patients to Level 4 CECs. As we expand our footprint, we plan to continue to increase adoption and utilization of our RNS System within new and existing accounts by (i) growing the number of epileptologists recommending our system within each customer account, (ii) increasing utilization of our system by prescribers, and (iii) expanding our referral pathways to increase the number of patients with drug-resistant epilepsy that are referred to CECs for the care that they need. We believe that with incremental additional resources, our focused commercial organization will be able to grow adoption and utilization both at Level 4 CECs and in the community. Our goal is to establish our RNS System as a standard treatment for drug-resistant focal epilepsy patients by engaging in targeted, efficient sales and education efforts to expand our footprint.
•Broaden indications for our RNS System to include patients with generalized epilepsy and patients under age 18. Of the 50,000 drug-resistant epilepsy patients that present at Level 4 CECs in the United States annually, we estimate that approximately 48%, or 24,000, are adults with drug-resistant focal epilepsy who are currently candidates for our RNS System. The remaining patients include approximately 40%, or 20,000 patients with drug-resistant generalized epilepsy and approximately 12%, or 6,000 patients under the age of 18 with drug-resistant focal epilepsy. Of the patients with generalized epilepsy, approximately 50% of those patients have idiopathic generalized epilepsy. Supported by a growing body of evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat these expanded patient populations, and we are pursuing clinical studies to support label expansion for these indications. In December 2025, we filed a PMA-S application to the FDA seeking to expand the labeled indication for the RNS System to include patients with drug-resistant idiopathic generalized epilepsy. We do not believe we will need to modify our RNS System for potential use in patients under the age of 18 or in idiopathic generalized epilepsy; however, we will need to complete our clinical studies and obtain FDA approval prior to marketing the RNS System for these indications.
•Continue building and using our unique data asset and our monitoring and analysis capabilities. Our RNS System is the only commercially available closed-loop system that is not only able to deliver therapy, but also continuously monitors, analyzes and records brain activity. As we continue to derive insights from AI-driven analyses of our unique and extensive brain data set to further improve the effectiveness of RNS therapy, we believe our data and analyses also have the potential to support more efficient development of other epilepsy therapies through collaborations with third parties. In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluates biomarker changes in currently implanted RNS System patients that have enrolled in Rapport’s clinical trial of its product candidate. Pursuant to this agreement, we provide information to Rapport that will help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. We have entered into a subsequent agreement with Rapport for continued work. We have entered into a similar collaboration with another company and plan to continue to evaluate additional opportunities for such collaborations.
•Expand into international markets. We estimate that the global drug-resistant epilepsy market includes approximately 16.5 million patients, of which the United States represents approximately 1.2 million patients. While we are presently focused on addressing the significant domestic market opportunity, we believe our RNS System offers an attractive value proposition for patients, providers, and payors in the large potential market outside of the United States and may additionally seek to expand our operations to reach the approximately 16.5 million drug-resistant epilepsy patients globally. In late 2025, after strategic analysis of regulatory and market considerations, we entered into a narrowly-scoped distribution agreement with an Israeli distributor to commence limited sales of the RNS System in Israel, where regulatory approval has been obtained. Since the commencement of this relationship, a small number of cases have been performed in Israel. In 2025, the revenue generated from those cases is slightly less than the 2025 revenue generated from the limited special access program in Canada, where the RNS System may be approved on a case-by-case basis. If and when we determine to further expand internationally, we will continue to pursue regulatory approvals and reimbursement with a priority on markets in which we see significant potential opportunity.
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
As we collect iEEG data from our RNS System, our database of iEEG records continues to grow. As of December 31, 2025, over 8,000 epilepsy patients have received our RNS System, yielding an extensive database of over twenty-two million iEEG records. We believe that we are able to continue to learn and innovate by leveraging this database and our monitoring and data analytics capabilities, thereby improving and enhancing our products and creating actionable insights for clinicians that improve clinical outcomes for patients.
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
Our RNS System has an average battery life of nearly eleven years, an increase from the previous model of the device. The device requires replacement once it approaches the end of its battery life. We believe that patients prefer a longer battery life as it reduces the number of procedures they will require over their lifetime. Replacement procedures are typically performed on an outpatient basis and take approximately one hour. Clinicians are able to view the device’s battery status through our PDMS or on our Physician Tablet, and can plan accordingly with the patient for replacement procedures. In 2019, more than 90% of patients whose RNS System reached the end of its battery life chose to have a replacement RNS System implanted.
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
Clinical Data Supporting Our RNS System
The safety, effectiveness and clinical benefits of our RNS System are supported by data from four multi-center, FDA approved prospective clinical studies representing nearly 600 patients and multiple retrospective studies reporting real-world outcomes. Our robust and growing body of clinical evidence, which includes nine-year follow-up with over 3,400 years of patient data, provides the largest and longest published prospective clinical data set in the field of neuromodulation devices for epilepsy. Data from these studies collectively demonstrate that our RNS System provides significant, sustained, and improving reductions in disabling seizures with enduring improvements in quality of life and cognition for patients with drug-resistant focal epilepsy.
Our first prospective clinical trial, which we refer to as the Feasibility Study, was initiated to assess the safety and performance of our RNS System and to provide preliminary evidence of effectiveness for patients living with drug-resistant focal epilepsy. Data from the two-year Feasibility Study supported IDE approval for our two-year

Pivotal Study, a double blinded, randomized, sham-stimulation controlled multi-center study that was initiated in 2005 and provided Class I evidence of the safety and effectiveness of our RNS System. Data from the Pivotal Study supported FDA PMA approval of our RNS System. Patients from the Feasibility and Pivotal Studies were subsequently enrolled in our LTT that followed these patients for an additional seven years, culminating in a total of nine years of follow-up data. We are currently conducting a prospective Post-Approval Study evaluating “real world” outcomes across more than 300 additional patients. We are also pursuing studies to support label expansion for our RNS System in additional epilepsy populations.
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
Long-term Treatment Trial
The Long-term Treatment Trial, or LTT, was a seven-year prospective, open-label study that followed patients originally treated in either the Feasibility or Pivotal Study. In total, this provided approximately nine years of prospective data on the safety and efficacy of our RNS System. The LTT, which enrolled 230 patients, is the largest and longest prospective trial published in the field of neuromodulation to date and provided additional evidence that our RNS System is safe, reduces seizure frequency, and improves QOL in adults with drug-resistant focal epilepsy with one or two seizure foci. Enrolled patients were studied over a median follow-up of 8.97 years, representing 1,895 cumulative patient-implant years.
The primary effectiveness objective of the LTT was to evaluate the long-term efficacy of our RNS System in reducing the frequency of disabling seizures in patients who participated in the Feasibility Study or Pivotal Study. As indicated in the figure below, the median percent reduction in seizure frequency improved from 44% after one year to 75% at nine years. We believe the substantial improvement in seizure reduction that was observed over time is due, in part, to the brain-responsive nature of our RNS System and the personalized, data-driven, and iterative therapy that it enables.

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
Post-Approval Study
We are currently engaged in follow up and database lock activities for our FDA-mandated prospective open-label “real-world” study of our RNS System in drug-resistant focal epilepsy patients with a planned follow up period of five years, or the Post-approval Study. In April 2025 at the American Academy of Neurology Annual Meeting, we announced our primary effectiveness endpoint data in the Post-approval Study. Of the 324 patients in the trial across 32 participating centers, 271 patients completed three years in the study and 255 patients provided complete seizure data. The data showed that the RNS System efficacy improved over time, with 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year.
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
Current Label Expansion Studies
NAUTILUS Study
We are conducting studies to support label expansion for our RNS System in additional epilepsy populations. Supported by evidence published in peer-reviewed journals, we believe that our current RNS System may be able to effectively treat patients with drug-resistant idiopathic generalized epilepsy. In February 2021, our RNS System received Breakthrough Device Designation from the FDA for the treatment of IGE. In the second half of 2021, we received IDE approval to initiate a study in IGE, called the NAUTILUS study, and in March 2024, we completed implanting patients in NAUTILUS, for a total of 87 patients implanted across 23 centers. In March 2025, the last patient in our NAUTILUS study for IGE completed one year of follow up. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. While the primary effectiveness endpoint did not reach statistical significance in the overall study, pre-specified secondary endpoints did show meaningful and clinically significant seizure reduction. In December 2025, we filed a PMA-S to support label expansion for our RNS System in patients who have drug-resistant idiopathic generalized epilepsy. The PMA-S is supported by positive preliminary results from the NAUTILUS study, which demonstrated robust 77% median GTC seizure reduction and a favorable safety profile in this highly refractory patient population at 18 months of therapy. Patients in the NAUTILUS trial continue to participate in the study through the completion of two years after the device implant, with prespecified collection of safety and effectiveness data occurring upon completion of the two years post-implant, and we anticipate the final patient two-year completion in the first half of 2026.
RESPONSE Study and NEST Collaboration
We began our efforts to support label expansion of the RNS System in drug-resistant focal epilepsy in patients, ages 12 to 17 (pediatric), with an open-label IDE (‘RESPONSE’) study, which began enrollment in 2021. In 2025, we began a collaboration with Medical Device Innovation Consortium’s, National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data to support expanded labeling for pediatric patients. These efforts are continuing into 2026.
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
Collaborations and Partnerships
DIXI Medical Distribution Agreement
In 2022, we entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line. These products are used in the epilepsy monitoring units, or EMUs, of Level 4 CECs to determine where epileptic seizures originate. In addition to providing us with an incremental revenue stream, the DIXI Medical partnership provided us with improved visibility of patients moving through the EMUs, many of whom may be candidates for our RNS System. This synergistic partnership leveraged our field organization that was already calling on the same customers and supported our objective to engage earlier in the diagnostic and therapy selection process. The Distribution Agreement had an initial term of three years, which expired on September 30, 2025. In March 2025, we notified DIXI Medical of our intent to not renew the Distribution Agreement and the Distribution Agreement by its terms expired on September 30, 2025. Although the Distribution Agreement originally provided for a six-month wind down period following the September 30, 2025 expiration, the parties agreed to an amendment that ended the wind down period on December 31, 2025. We exercised our right to sell DIXI product inventory that we held through December 31, 2025, and as provided for in the Distribution Agreement, DIXI Medical is in the process of buying back, at cost, all DIXI product inventory held by us that has at least six months of remaining shelf life.
Rapport Agreement
In 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluated biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provided information to Rapport to help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. We have since agreed to extend our collaboration with a subsequent agreement to provide further monitoring and data analysis services as a part of Rapport’s continuing clinical trial.
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
Our research and development activities encompass basic research, clinical research and product development. Our research and development team has mechanical, biomedical and electrical engineering, software development, project management, data science, and machine and deep learning expertise. In addition, our clinical organization has expertise as well as extensive experience in clinical trial design and management, data collection, data management, and clinical data analysis. Our clinical team has conducted three prospective clinical studies on our RNS System and nearing completion of a fourth, prospective Post-Approval Study, in addition to the ongoing NAUTILUS and RESPONSE studies. We believe the strength and strategic vision of our research and development team, combined with our clinical and regulatory expertise, will continue to drive our leadership position in the emerging category of brain-responsive neuromodulation.
Our near-term research and development efforts are focused on continuing to improve therapy effectiveness, enhancing the patient and provider experience through increased ease of use and efficiency, and expanding the population of patients that can be treated with our RNS System. Our research and development activities have resulted in significant new releases of components of the RNS System that advanced these goals. Our near-term development pipeline includes enhancements that leverage our extensive database of iEEG data and our advanced data analysis, machine learning and AI capabilities, which provide clinicians with additional information that they can use to enhance their clinical assessment and establish appropriate program settings for each patient. We believe our unique data, as well as our data analysis, machine learning, and AI capabilities, provide a window into the brain and may be useful to other third parties doing work in or treating patients with epilepsy. In addition to our near-term efforts, we continue to focus on developing our next-generation neurostimulator and developing new features such as streamlined, remote programming capabilities and AI-based software tools for PDMS that drive efficiency in programming the RNS System for detection and stimulation. In the fall of 2025, we submitted the application for the first of such software tools, Seizure ID™, to the FDA for review and approval. Seizure ID, an AI-powered electrographic seizure classifier tool, is the first of a suite of planned NeuroPace AI™ applications that will become a part of the PDMS component of the RNS System.
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
Given the relatively young average age of our patient population, many of our patients do not qualify for Medicare. As such, the third-party payor mix for patients implanted with our RNS System has historically been more heavily weighted toward private insurers. As of December 31, 2025, commercial insurance companies that address over 200 million covered lives in the United States have positive written coverage policies for responsive neuromodulation for drug-resistant focal epilepsy, which includes our RNS System. Medicare and Medicaid also routinely provide coverage for implantation of our RNS System and follow-up care. Based on our experience, less than 1% of potential RNS System patients have been unable to undergo an implant procedure with our RNS System due to lack of payor coverage.
Initial implantation of our RNS System takes place in a single hospital inpatient procedure. Hospitals are generally reimbursed for inpatient procedures based on Medicare Severity Diagnosis Related Group, or MS‐DRG, classifications derived from the International Classification of Diseases, Tenth Revision, or ICD-10, codes that describe the patient’s diagnoses and procedure(s) performed during the hospital stay. One single MS‐DRG payment is intended to cover all hospital costs associated with treating an individual during his or her hospital stay, with the exception of clinician charges associated with performing medical procedures, which are reimbursed through Current Procedural Terminology, or CPT, codes and payments. While these MS-DRG and CPT codes are generally employed by both private insurers and government payors, the payment rates typically differ substantially, with private insurers generally providing reimbursement at higher rates than Medicare or Medicaid.
Hospitals code for implantation of our RNS System neurostimulator and implantation of the leads using separate ICD-10 procedure codes. When combined with a primary ICD-10 diagnosis code for epilepsy, the codes map into MS-DRG 023 for payment to the hospital. In federal fiscal year 2026, which runs from October 2025 through September 2026, we expect the Medicare average payment rate for MS-DRG 023 at our customer accounts to be approximately $58,675. We believe that most DBS procedures for epilepsy map into MS-DRG 024 and we expect the Medicare average payment rate at these accounts will be approximately $40,655. We believe that VNS implantation procedures take place in a single outpatient procedure and map to New Technology Ambulatory Payment Classification, or New Tech APC, 1580. We expect the Medicare average payment rate in 2026 will be approximately $45,000.
The neurosurgeons who implant our RNS System may seek reimbursement for their services using a variety of Category I CPT codes, depending on the type of leads implanted. These codes include CPT code 61889 for implantation of the RNS neurostimulator in addition to CPT codes 61850 or 61860 for cortical leads or CPT codes 61863 and 61864 for depth leads. We believe these codes for depth leads are the same CPT codes used for reimbursement of physician services for epilepsy DBS procedures. Based on 2026 Non-Qualifying Alternative Payment Model (AMP) Medicare national average payment rates, we expect that physician reimbursement under appropriate combinations of these codes may be between approximately $3,280 to $3,505 per procedure for our RNS System and approximately $2,685 for epilepsy DBS procedures. We believe physician services for the VNS implantation procedure are reimbursed under CPT code 64568 which is associated with a 2026 Non-Qualifying AMP Medicare national average payment rate of approximately $660.
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
Based on 2026 Non-Qualifying AMP Medicare national average payment rates in the physician office setting, reimbursement under CPT codes 95983 and 95984 is expected to range from $52 to $97, depending on length of programming time. Reimbursement under CPT code 95836 is expected to be approximately $107 for ECoG review. Accordingly, physician reimbursement for device programming and ECoG review during a typical RNS System follow-up visit could range from $159 to $204. We believe physicians submit claims for VNS device programming using code 95976 or 95977, depending on the number of device parameters changed. Based on Non-Qualifying AMP Medicare national average payment rates, payment under these codes is expected to range from $38 to $51.
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
Patents
Patent Portfolio
Our patent portfolio growth is primarily driven by AI and machine learning methods that may encompass future product features, as well as product hardware design advancements. Our patents and patent applications assert claims generally related to devices, methods and systems. As of December 31, 2025, we owned 98 issued U.S. patents, 9 non-provisional and 3 provisional patent applications pending in the U.S. Patent and Trademark Office, or the USPTO. Our patents have claims that cover our current RNS System or related products, such as the system itself and methods of using it, including detection and stimulation methods, as well as the brain leads, lead connector, neurostimulator tray or ferrule, and elements used in the manufacture of the same. Additionally, we have patents with claims directed to: efficient communication or data transfer between implantable and external components of a neuromodulation system; and the use of data to optimize detection parameters and therapy outcomes, such as by using AI and machine learning and deep learning techniques. Our pending patent applications cover claims describing neural network models used to develop predictive analytical methods based on various biomarkers and the use of machine learning to develop methods for identifying, assessing, and treating various aspects of the epilepsy disease state. We continue to evaluate our intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect our technology.
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
Trademarks
Our trademark portfolio is designed to protect the brands of our RNS System and any future products. As of December 31, 2025, we own 25 trademark registrations, three of which are U.S. trademark registrations and the rest in various other countries or regions. We own trademark registrations for “NeuroPace,” the “NeuroPace” logo, and “RNS” in the United States and various other countries.
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
Our manufacturing and distribution operations are subject to regulatory requirements of the FDA’s Quality Management System Regulation, or QMSR, for medical devices sold in the United States. The FDA monitors compliance with the QMSR through periodic inspections of our facilities and may include our suppliers’ facilities as well. We are also subject to applicable state and local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.

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
We believe our quality management system is compliant with the FDA’s QSRs and the Quality Management System Regulations, or QMSR, which went into effect on February 2, 2026. We have been an FDA registered medical device establishment since 2014 and California licensed medical device manufacturer since 2004. We moved to our current Mountain View, California facility in March 2012.
The FDA conducted a PMA pre-approval inspection of our manufacturing facility in Mountain View, California prior to our PMA approval, as well as an establishment inspection in September 2014 which resulted in no 483 observations. We were accepted into the FDA Voluntary Improvement Program in 2018, and we are in our eighth year of participation in the program. The FDA Voluntary Improvement Program is part of the FDA’s Case for Quality Program. As a participant in this program, we have an on-site appraisal once a year during which an appraisal team assesses our processes to determine areas for improvement, and we have subsequent quarterly check-in assessments that are designed to discuss our progress in continuous improvement. For companies that participate in this program, the FDA forgoes conducting routine facility inspections and pre-approval inspections in order to allow participants to shift resources to innovation and improvement efforts. We believe that we are in compliance, in all material respects, with applicable FDA and QMSR requirements.
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
Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the QMSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I or low risk devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.
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
PMA Approval Pathway
Our RNS System is a Class III device, which required PMA approval before it could be marketed. Additionally, there are certain pre-amendment Class III devices for which the FDA has not yet required a PMA, which are cleared through the 510(k) process. The PMA process is generally more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is reasonably safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review may take and often takes significantly longer, sometimes taking up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QMSR.
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

•QMSR requirements, which require manufacturers and contract manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
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
Manufacturing processes for commercial products are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a device master file, design history file, device history records, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QMSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products, which would harm our business. The discovery of previously unknown problems with our product, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a clinician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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
Violations of these laws can lead to significant administrative, civil and criminal penalties, including fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the forced curtailment or restructuring of our operations. These laws are applicable to us as a medical device company and also apply to hospitals, epileptologists, neurologists, neurosurgeons, and other potential purchasers or users of our RNS System or any future products.
In particular, the federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b(b)) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including, for example, gifts, discounts, coupons, the furnishing of supplies or equipment, provision of items or services with independent value such as administrative support, credit arrangements, payments of cash, waivers of payments, ownership interests, relieving a referral source of a financial or administrative burden, and the provision of anything at less than its fair market value. The federal Anti- Kickback Statute and implementing regulations provide for certain narrow exceptions and “safe harbors” for certain defined practices including discounting, rebating or personal services arrangements, among other things. Failure to meet all the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of federal Anti- Kickback Statute, constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA, or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.
Violations are also subject to civil monetary penalties, which can be further assessed under the federal False Claims Act. Violations of the federal Anti-Kickback Statute may also result in civil and criminal penalties, including criminal fines and imprisonment, or exclusion from Medicare, Medicaid or other governmental programs.
Certain arrangements between medical device companies and referring, or prescribing clinicians have been identified in fraud alerts issued by the Office of Inspector General, or OIG, as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a medical device company to a referral source could be prohibited under the Stark Law (described below) unless the arrangement meets all criteria of an applicable exception. The government has been active in enforcement of these laws as they apply to medical device companies.
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
The civil FCA imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted or caused the submission of a false claim to the federal government, and to share in any monetary recovery. These laws can apply to entities that provide information on coverage, coding, and reimbursement of their products and assistance with obtaining reimbursement to persons who bill payors. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines, award treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs. In addition, various states have enacted false claim laws analogous to the federal FCA.
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
U.S. Centers for Medicare & Medicaid Services
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
The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. During its history, there have been amendments to and judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One, Big, Beautiful Bill Act, or OBBBA, was signed into law, which narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act.
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
In addition, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs and imposing tariffs on imported products. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. medical device prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.
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
In addition, as noted above, we are planning for regulatory clearances in non-U.S. jurisdictions, including the European Union (EU), Canada, and Japan, and may be subject to non-U.S. data privacy and security laws, rules, regulations and standards as our operations expand. For example, the collection, use, disclosure, transfer, or other processing of personal information regarding individuals in the EU, including personal health data, is subject to the European Union General Data Protection Regulation 2016/679, or EU GDPR.
For more information regarding the risks related to data privacy and security, please see “Risk Factors—Risks related to privacy, information technology and cybersecurity.”
Human Capital Resources
NeuroPace was founded with a mission to transform the lives of people living with brain neurologic disorders. We are focused on developing high quality products that address critical patient needs and maintaining a work environment where employees are respected and encouraged to excel. As of December 31, 2025, we had 209 employees, all of which are based in the United States. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have strong employee relations.
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
Health and Wellness
We offer a comprehensive benefits package including: 401(k) plan, medical, dental, and vision insurance, life and long-term disability insurance, health care and childcare spending accounts, Section 529 college savings plan, three weeks paid vacation for most employees at start, 12 paid holidays, and paid time off for sick time and family emergencies. Other benefits include hybrid work schedules, online wellness program, patent awards, company picnics, parties and barbecues, and more.
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
Our business currently depends primarily on our ability to successfully market our RNS System, which includes increasing the number of patients treated at CECs, increasing adoption of our RNS System across CECs and in the community setting, as well as driving utilization by clinicians within CECs and in the community setting. Currently, our RNS System can only be marketed for use in adults with drug-resistant focal epilepsy in the United States. Historically our RNS System was primarily recommended and implanted at Level 4 CECs, which provide advanced diagnosis and management of epilepsy. We are expanding our commercial efforts to target and be able to qualify the additional 1,800 epileptologists outside of Level 4 CECs and the entire population of functional neurosurgeons as a result of the FDA approval of a PMA-S in 2023, which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. Therefore, we have been dependent on widespread market adoption of our RNS System within a limited number of accounts. We are aiming to increase awareness about our RNS System, expand the population of patients we can treat with our RNS System, and increase utilization and adoption across physicians that prescribe and implant our RNS System both within Level 4 CECs and outside of Level 4 CECs, in the community setting, but there can be no assurance that we will succeed.
The commercial success of our RNS System will continue to depend on a number of factors, including the following:
•the degree to which drug-resistant epilepsy remains a chronic and debilitating condition;
•the actual and perceived effectiveness, safety and reliability, and clinical benefit, of our RNS System, especially relative to alternative neuromodulation devices such as Vagus Nerve Stimulation, or VNS, or Deep Brain Stimulation, or DBS;
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
•the strength of our marketing and distribution infrastructure, including our ability to increase adoption and utilization of our RNS System, our ability to expand referral pathways to CECs and beyond, and our ability to grow the market outside of Level 4 CECs, in the community;
•our ability to obtain, maintain, protect, enforce and defend our intellectual property rights, including in and to our RNS System;
•our ability to maintain compliance with all legal and regulatory requirements, including those applicable to our RNS System;
•our ability to continue to maintain a commercially viable manufacturing process at our manufacturing facility that is compliant with current Good Manufacturing Practices and QMSR;
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
Our commercial success will continue to depend on attaining significant market acceptance of our products and increasing the number of patients treated. If we are unable to successfully achieve substantial market acceptance and increase adoption of our RNS System both within Level 4 CECs and in the community, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on the further acceptance by clinicians, patients and hospital facilities of our RNS System as safe, useful, and cost-effective, and increasing the number of patients treated at Level 4 CECs and in the community setting. We cannot predict how quickly, if at all, additional clinicians, patients, and hospital facilities will adopt our RNS System over continued noninterventional therapies or competing neuromodulation devices or surgical treatment options. For example, clinicians may be reluctant to use our RNS System due to familiarity with neuromodulation devices that are more established. Alternatively, in the community setting, neuromodulation may not be a common practice, if it is done at all. Clinicians, patients, and hospital facilities may continue to prefer noninvasive therapeutic options, resective or ablative surgery, or alternative neuromodulation therapies such as VNS and DBS. Moreover, we cannot predict how quickly, if at all, those currently living with epilepsy but who are not being treated will seek treatment. Our ability to grow sales of our RNS System and increase market acceptance will depend on successfully educating clinicians, patients, and hospital facilities of the relative benefits of our RNS System.
Additionally, patients rely on their healthcare providers, including epileptologists and neurosurgeons, to recommend a course of treatment. If we are unable to successfully achieve substantial market acceptance and adoption of our RNS System by additional clinicians, patients, and hospital facilities, or to expand the clinicians’ perspective as to the types of patients that can benefit from our RNS System, patients may be reluctant to use our products over alternative neuromodulation therapies. If we are unable to successfully increase patient interest in our RNS System, our business, financial condition and results of operations would be harmed.

Our commercial success will depend on a continued flow of patient referrals to CECs from treating primary care physicians, neurologists, and other healthcare providers and from caregiver support of such referrals. If we are unable to successfully expand our referral pathways to achieve an increased patient referral pipeline into CECs or develop opportunities outside of Level 4 CECs, in the community setting, our sales, business, financial condition and results of operations would be harmed.
Our commercial success will depend in large part on continued referrals of appropriate patients from treating primary care physicians, neurologists, and other healthcare providers to epileptologists, neurosurgeons, and other clinicians, primarily at Level 4 CECs. We cannot predict how quickly, if at all, we can grow utilization and adoption at the Level 4 CECs and in the community setting to build a pipeline through our sales and marketing efforts and whether primary care physicians, neurologists, and other healthcare providers, as well as whether caregivers will support use of our RNS System in the community setting or patient referrals to epileptologists and neurosurgeons at CECs over other therapy options.
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
Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements, and foreign regulations, to the extent applicable. Our manufacturing and distribution operations are subject to the regulatory requirements of the FDA’s Quality Management System Regulation, or QMSR, for medical devices sold in the United States. The QMSR superseded the QSR on February 2, 2026, amending the current good manufacturing practice requirements of the Quality System Regulation under 21 CFR 820 to align more closely with the international consensus standard for Quality Management Systems for medical devices used by many other regulatory authorities around the world. We believe that we are sufficiently compliant with the QMSR. However, if we fail to manufacture our products in compliance with the QMSR, or if our manufacturing facility suffers disruptions, supply chain issues, machine failures, slowdowns or disrepair, we may not be able to fulfill customer demand and our business would be harmed. Further, we typically do not maintain more than several months of inventory on hand and we manufacture our products using near-term demand forecasts. As a result, deviations from our forecasts could cause us to fail to meet demand for our products.
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
•inability of suppliers to comply with applicable provisions of the QMSR or other applicable laws or regulations enforced by the FDA and other Federal and state regulatory authorities;
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
These components, materials, and services, which also include silicone adhesive, integrated circuits and other components, are critical, and there are relatively few alternative sources of supply. We believe our single-source suppliers are capable of continuing to meet our specifications and maintaining quality, but any significant problem experienced by one of our single-source suppliers may result in a delay or interruption in the supply of components, materials, or services to us. Our suppliers may experience manufacturing delays or issues, stop producing our components, materials, or services, increase the prices they charge us, or elect to terminate their relationships with us. In any of these cases, we could face a delay of several months to identify, perform appropriate testing, and qualify alternative suppliers and service providers with regulatory authorities, as we do not currently have supplier transition plans. In addition, the failure of our third-party suppliers and service providers to maintain acceptable quality requirements could result in the recall of our products. If one of our suppliers fails to maintain acceptable quality requirements, we may have to identify and qualify a new supplier. Although we require our third-party suppliers to supply us with materials, components and services that meet our specifications and comply with applicable provisions of the FDA’s QMSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing or other acceptance activities to ensure the materials and components meet our requirements, there is a risk that our suppliers will not always act consistently with our best interests, and may not always supply components that meet our requirements or supply components in a timely manner.
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
We are actively expanding our presence in the United States through additional sales, education, and direct to customer marketing efforts to drive awareness of our RNS System amongst patients, clinicians and hospital facilities, to increase adoption of our RNS System at Level 4 CECs and in the community setting and to increase utilization and adoption of our RNS System within new and existing accounts. We also plan to explore regulatory and reimbursement approval pathways to expand our presence in international territories.
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
Our industry is competitive and has been evolving rapidly with not only existing treatment options, but also the introduction of new products and technologies as well as the market activities of industry participants. Our RNS System is indicated for adult patients with drug-resistant focal epilepsy in the United States, and we have historically primarily marketed our device to clinicians within Level 4 CECs that treat these patients. As a result of the approval of a PMA-S, we are now able to expand our commercial efforts to the additional epileptologists and functional neurosurgeons practicing outside of Level 4 CECs, in the community setting. In our target patient population, there are two primary treatment options (i) an ablative or resective surgery, or (ii) implantation of a neuromodulation device. Patients may also choose not to actively seek additional treatment for epilepsy or may choose to try new therapeutic drugs that become available from time to time. We estimate that approximately 80% of drug-resistant focal epilepsy patients are either not ideal candidates for ablative or resective surgery or are unwilling to undergo a destructive surgical procedure, and we compete primarily with two manufacturers of neuromodulation devices for the treatment of these patients. Our primary competitors are LivaNova plc, which manufactures the VNS System, and Medtronic plc, which manufactures the DBS System. Third-party payors may encourage the use of competitors’ products or other neuromodulation therapies due to lower costs of competing products or alternatives. Additionally, treating physicians, including epileptologists and neurosurgeons may promote the use of other competitors’ products or alternative therapies. Further, as existing competitors and other companies develop new or improved products, we cannot predict what the standard of care will be in the future.
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
The rate of adoption and sales of our products are heavily influenced by clinical data. Although we have positive clinical data across four multi-center FDA-approved prospective clinical studies going out as far as nine years, there can be no assurance that clinical data will continue to be positive for our ongoing studies. For example, the one-year results from our NAUTILUS study to evaluate neuromodulation therapy for idiopathic generalized epilepsy did not reach statistical significance for the primary effectiveness endpoint in the overall study population, but did reach statistical significance for prespecified secondary endpoints including median seizure reduction. Additionally, there can be no assurance that future clinical studies, including those to continue demonstrating the efficacy of our products in currently approved patient populations and those to support label retention and expansion for our products will demonstrate safety and effectiveness. Unfavorable or inconsistent clinical data from ongoing or future clinical studies conducted by us, our competitors, or third parties, the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators, or findings of new or more frequent adverse events, could harm our business, financial condition, and results of operations.
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
As of December 31, 2025, we had 209 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We manufacture and sell the vast majority of our devices in the United States and have limited supply chain activities outside the United States for our RNS System. We do not expect the current tariff framework to have material impact on our gross margin for the RNS System. However, our projections could be incorrect as tariff regulations continue to change, undermining our ability to maintain our projected gross margin at the historical rates, which would negatively impact the results of our operations, our revenue projections, and our business.
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
The FDA also regulates the advertising and promotion of our RNS System to ensure that the claims we make are consistent with our regulatory clearances and approvals, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. Additionally, our manufacturing facility is required to comply with extensive requirements imposed by the FDA, including ensuring that quality control and manufacturing procedures conform to the QMSR. As such, we will be subject to continual review and inspections to assess compliance with the QMSR and adherence to commitments made in any 510(k) or PMA application.
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
If any of our products or products that we distribute cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations which can result in voluntary corrective actions or agency enforcement actions and harm our reputation, business, financial condition and results of operations.
Under medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would be costly, distract management from operating our business, could be used by competitors against us, and may harm our reputation, business, financial condition and results of operations.
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
There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. For example, on July 4, 2025, the One, Big, Beautiful Bill Act, or OBBBA, was signed into law, which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrowed access to Affordable Care Act marketplace exchange enrollment and declined to extend the Affordable Care Act enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired Affordable Care Act subsidies. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:
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

In addition, the current administration is pursuing policies to reduce regulations and expenditures across government agencies including at U.S. Department of Health and Human Services, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Recent actions, for example, include directing agencies to reduce agency workforce and cut programs and imposing tariffs on imported products. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. medical device prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks.
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
Various new healthcare reform proposals are emerging at the federal and state level. Any new federal and state healthcare initiatives that may be adopted could, among other things, limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.
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
In the course of our operations, we receive, collect, use, generate, store, disclose, transfer, make accessible, protect, secure, dispose of, transmit, share and otherwise process (collectively, process) an increasing volume of sensitive and personal information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and detailed recordings of intracranial electroencephalograms, or iEEGs, from patients as well as information from our employees and third parties with whom we conduct business. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, rules, regulations, guidance and industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.
In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including data breach notification laws. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, or CCPA, applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal information we maintain about California residents. In addition, the California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. While the laws and regulations of other states also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties with whom we work. Additionally, our customers may be subject to additional federal and state privacy and security laws, rules, regulations and standards, including HIPAA, that they require us to comply with through contractual obligations. This patchwork of obligations may give rise to conflicts or differing views of personal privacy rights.
Additionally, the U.S. Department of Justice issued a rule titled the “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons”, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale, licensing, or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.
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
We use artificial intelligence, or AI, including generative AI, and machine learning, or ML, technologies in our product development activities and have incorporated AI/ML tools into our future product iterations, including SeizureID, the application for which is currently under review by the FDA. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act and Colorado’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
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
After obtaining appropriate patient consents, we may maintain, use, and share sensitive health information that we receive directly from patients that use our products, throughout the clinical study process, in the course of our research collaborations, and from healthcare providers in the course of using our products and systems. Most healthcare providers, including hospitals from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH. We are not currently classified as a covered entity or business associate under HIPAA, and while we voluntarily implement safeguards in a manner consistent with HIPAA, we are not subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive, maintain, use, or transfer individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, including certain health information, which is a broader class of information than the health information protected by HIPAA.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2025 and 2024, we reported net losses of $21.5 million and $27.1 million, respectively. As a result of these losses, as of December 31, 2025, we had an accumulated deficit of approximately $552.4 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Our MidCap Term Loan contains restrictive covenants as well as financial maintenance covenants, and if we are unable to comply with these covenants then the lenders could declare an event of default and we may need to immediately repay the amounts due under the MidCap Term Loan.
In June 2025, we entered into the MidCap Term Loan which contains customary affirmative and negative covenants, including with respect to our ability to incur additional indebtedness, grant liens, pay any dividend or make any distributions to our equity holders or repurchase our equity interests, enter into restrictive agreements, make investments, merge or consolidate with any other person or engage in transactions with our affiliates, among other things, as well as a minimum liquidity covenant and a quarterly revenue covenant. If we fail to comply with the covenants specified in the MidCap Term Loan, to make payments when due under the MidCap Term Loan, or if we otherwise breach the MidCap Term Loan, the lenders could declare an event of default, which would give it the right to declare all outstanding indebtedness, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, borrowings under the MidCap Term Loan are secured by substantially all of our properties, rights and assets, including intellectual property. Any declaration by our lender of an event of default could significantly harm our business and could cause the price of our common stock to decline.
With the expiration of our exclusive distribution agreement with DIXI Medical, our revenue growth, financial condition and results of operations may be materially affected.
As previously announced in April 2025, our exclusive distribution relationship with DIXI Medical terminated on September 30, 2025. The winding down of the relationship concluded on December 31, 2025, and DIXI Medical is in the process of buying back inventory that remains in our possession and meets specifications for repurchase. While we continue to believe that we have the ability to achieve cash flow breakeven on our expected timeline without revenue from this distribution agreement, our revenue growth, financial condition and results of operations may be materially affected by its expiration, including our ability to achieve cash flow breakeven and our expected long-range revenue growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the years ended December 31, 2025 and 2024, our net cash used in operating activities was $11.0 million and $17.9 million, respectively. As of December 31, 2025, we had $61.1 million of cash, cash equivalents and short-term investments and $17.8 million in current liabilities.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2025, we had $166.6 million of federal net operating loss carryforwards and $181.5 million of state net operating loss carryforwards. The federal and state NOL carryforwards begin expiring in 2026. As of December 31, 2025, the amount of federal NOL carryforwards that does not expire is $129.2 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation that limited the ability to use California NOLs to offset California income for tax years beginning after 2023 and before 2027), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
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
We believe we have adequate product liability insurance, but it may not prove to be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We currently carry product liability insurance in the amount of $10.0 million in the aggregate. In the future, we may not be able to maintain or obtain insurance at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. The potential inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the marketing and sale of products we may develop. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts, which would harm our business, financial condition and results of operations. In addition, any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our patient-focused brand, negatively impact our reputation in the industry, significantly increase our expenses and reduce product sales.
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
As of December 31, 2025, there were 3.8 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of December 31, 2025, there were approximately 7.1 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
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
Based on the number of shares of common stock outstanding as of February 27, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 51.8% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the year ended December 31, 2025, our stock traded as high as $18.98 per share and as low as $7.56 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.
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
General risk factors
Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or governmental shutdowns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
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
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, changes in interest rates and uncertainty about economic stability. For example, the Russia-Ukraine war, the recent attacks on Iran and escalating conflicts in the Middle East and tariffs imposed by the current U.S. administration have each created extreme volatility in the global capital markets and may have further adverse consequences for the global economy, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate further, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company, and no longer qualify for certain scaled disclosure requirements as a smaller reporting company. We expect such attestation to start in 2027. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform such evaluation required by our auditors under Section 404. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
Our information security function is overseen by our Privacy and Security Officer and is supported by our Senior Director of Information Technology and Chief of Operations and Development, as well as our engineering operations and third-party service providers. This function helps to identify, assess, and manage our cybersecurity threats and risks, including through the use of our risk register. Our information security function helps identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: evaluating our industry’s risk profile, deploying manual and automated tools in certain environments, subscribing to reports and services that identify certain cybersecurity threats, evaluating certain threats reported to us, engaging third parties to conduct threat assessments, conducting internal and external vulnerability and threat scans and assessments of certain environments, conducting internal audits, and penetration testing of certain systems.
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
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under the section titled “Risks related to privacy, information technology and cybersecurity” located in Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K.
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.
Our cybersecurity risk assessment and management processes are implemented and maintained by certain NeuroPace management, including our Privacy and Security Officer, who has more than 20 years of experience in healthcare privacy and security, in coordination with our Senior Director of Information Technology, who has more than 30 years of experience with information technology operations and seventeen years as a corporate privacy and security officer.
Our Privacy and Security Officer, Senior Director of Information Technology, and NeuroPace leadership are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Privacy and Security Officer in coordination with our Senior Director of Information Technology is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Privacy and Security Officer, Senior Director of Information Technology, Chief of Operations and Development and other designated individuals. Our Privacy and Security Officer works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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
Holders of Common Stock
As of February 27, 2026, there were approximately 134 stockholders of record of our common stock. The approximate number of holders is based upon the actual number of holders registered in our records at such date and excludes holders in “street name” or persons, partnerships, associations, corporations, or other entities identified in security positions listings maintained by depository trust companies.
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
We are conducting studies to expand our indication for use in patients with drug-resistant idiopathic generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2025, the last patient in our NAUTILUS study for drug-resistant idiopathic generalized epilepsy completed one year of follow up. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. While the primary effectiveness endpoint did not reach statistical significance in the overall study, pre-specified secondary endpoints did show meaningful and clinically significant seizure reduction. In December 2025, we filed the Premarket Approval Supplement, or PMA-S, to support label expansion for our RNS System in patients who have drug-resistant idiopathic generalized epilepsy. The PMA-S is supported by pre-specified secondary endpoint data, which demonstrated robust 77% median GTC seizure reduction and a favorable safety profile in this highly refractory patient population at 18 months of therapy. Patients in the NAUTILUS trial continue to participate in the study through the completion of two years after the device implant, with prespecified collection of safety and effectiveness data occurring upon completion of the two years post-implant, and we anticipate the final patient two-year completion in the first half of 2026.
In 2025, in an effort to further support the pediatric focal epilepsy label expansion efforts that we began with the RESPONSE study, we began a collaboration with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data to support expanded labeling for patients ages 12 to 17. These efforts are continuing into 2026.

Our commercial efforts have historically been focused on growing adoption and utilization across Level 4 comprehensive epilepsy centers, or CECs, in the United States that facilitate appropriate care for drug-resistant epilepsy patients. In 2023, we received FDA approval of a PMA-S which updated the qualification criteria for centers and clinicians that may prescribe and implant the RNS System. We initiated a pilot program to begin our outreach to these centers and clinicians in 2024 and are expanding these efforts through 2025. We are actively addressing this opportunity in a targeted manner with incremental expansion of our sales force.
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of December 31, 2025, we had an accumulated deficit of $552.4 million, cash, cash equivalents and short-term investments of $61.1 million, and $58.9 million of outstanding debt under a term loan, net of debt discount and issuance costs.
We have invested heavily and expect to continue to invest in research and development and commercial activities. Our research and development activities include clinical studies to demonstrate the safety and effectiveness of our RNS System, including in expanded indications, and to obtain, as well as retain, FDA approval. We intend to continue making significant investments in research and development, clinical studies and regulatory affairs to support ongoing and future regulatory submissions for retaining and expanding indications of our RNS System, including to patients with drug-resistant idiopathic generalized epilepsy and patients under the age of 18, support continuous improvements to our RNS System, and develop future products that address neurological disorders. We have also made significant investments in building our field commercial team and intend to make significant investments in sales and marketing efforts in the future, including initiatives to drive awareness and expand our referral channel to increase the number of drug-resistant epilepsy patients referred to CECs. We may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or enhance our products, enhance our technical capabilities or otherwise offer growth opportunities, although we currently have no agreements or understandings with respect to any such acquisitions or investments. Because of these and other factors, we expect to continue to incur net losses and negative cash flows for the near term. We may require additional funding to support operations and pay our obligations or may opportunistically seek to raise additional capital, which may include future equity or debt financings.
Based on our current planned operations, we believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months. See “Liquidity and Capital Resources - Future Funding Requirements” for additional information.
Collaborations and Partnerships
DIXI Distribution Agreement
As previously announced, the exclusive distribution agreement with DIXI Medical USA Corp., or DIXI Medical, expired on September 30, 2025. In August 2022, we entered into this exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical, pursuant to which we became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. The Distribution Agreement had an initial term of three years. In March 2025, we notified DIXI Medical of our intent to not renew the Distribution Agreement upon its expiration in September 2025. Although the Distribution Agreement originally provided for a six-month wind down period following the September 30, 2025 expiration, the parties agreed to an amendment that ended the wind down period on December 31, 2025. We exercised our right to sell DIXI product inventory that we held through December 31, 2025, and as provided for in the Distribution Agreement, DIXI Medical is in the process of buying back, at cost, all remaining DIXI product inventory held by us that has at least six months of remaining shelf life.
Rapport Agreement
In November 2023, we entered into a collaboration agreement with Rapport Therapeutics, Inc., or Rapport, a clinical-stage biotechnology company, to leverage our data as well as our RNS System’s unique biomarker monitoring and data analysis capabilities. The collaboration evaluated biomarker changes in currently implanted RNS System patients that enroll in Rapport’s Phase 2a clinical trial of its product candidate. Pursuant to this agreement, we provided information to Rapport to help evaluate the impact of their product candidate on certain biomarkers of patients with focal onset seizures. In June 2025, we executed an agreement to extend our collaboration with Rapport and to continue providing differentiated data, monitoring and data analysis services for the next phase of Rapport’s clinical trial of its product candidate. We expect this work to continue through first half of 2028.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We have experienced and may continue to experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. With the termination of the Distribution Agreement and cessation of DIXI product sales on December 31, 2025, there will be no further revenue from DIXI product sales, reducing future variability in our gross margin.
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
We also derived revenue from sales of DIXI Medical products, primarily to our current customer base. The Distribution Agreement expired on September 30, 2025, and under an amendment to the agreement, we exercised our right to continue to sell DIXI Medical products in our inventory through December 31, 2025, after which DIXI Medical is contractually obligated to repurchase remaining DIXI product inventory held by us that has at least six month of remaining shelf life at cost.
Beginning in the fourth quarter of 2023, we also began to derive revenue from services provided to Rapport pursuant to our collaboration agreement with Rapport. Our revenue from this collaboration fluctuates due to the timing of services provided and other factors.
Nearly all of our revenue results from sales in the United States, but we also have limited sales of our RNS System in Canada pursuant to a special program that involves case-by-case approvals of the use of our RNS System in adult patients with drug-resistant focal epilepsy, and in Israel where regulatory approval has been obtained.
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Cost of goods sold also includes costs of procuring and shipping DIXI Medical products. We expect cost of goods sold to increase in absolute dollars as more of our RNS Systems are sold, with no contribution from DIXI Medical product sales after December 31, 2025.
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
Research and Development Expenses
Our research and development activities primarily consist of engineering and research programs associated with our products under development and clinical studies. Research and development expenses include personnel-related costs for our research and development employees, including stock-based compensation, and expenses related to consulting services, clinical trials, regulatory activities, prototyping, testing, materials and supplies, and allocated facility and information technology expenses. Our clinical trial expenses include costs associated with clinical trial design, clinical trial site development and study costs, data management costs, related travel expenses, the cost of products used for clinical activities, and costs associated with our regulatory compliance. We expense research and development costs as they are incurred. We expect our research and development expenses will increase in absolute dollars as we continue to develop new product offerings and product enhancements and conduct studies for expanded indications for use.
General and Administrative Expenses
Our general and administrative expenses consist primarily of personnel-related costs, including stock-based compensation, for administrative personnel that support our general operations such as executive management, information technology, finance, accounting, customer services, human resources and legal personnel. General and administrative expenses also include costs attributable to professional fees for legal, accounting and tax services, insurance and recruiting fees. We expect our administrative expenses will increase as we increase our headcount to support our growth. Additionally, we may incur increased expenses related to audit, legal, regulatory and tax-related services, compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, and director and officer insurance premiums. Our general and administrative expenses may fluctuate from period to period as we continue to grow.
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
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
(in thousands)	2025	2024	Change	% Change
Revenue	$99,986	$79,906	$20,080	25%
Cost of goods sold	22,766	20,821	1,945	9%
Gross profit	77,220	59,085	18,135	31%
Operating expenses:
Sales and marketing	46,580	39,669	6,911	17%
Research and development	27,888	23,653	4,235	18%
General and administrative	19,090	17,434	1,656	9%
Total operating expenses	93,558	80,756	12,802	16%
Loss from operations	(16,338)	(21,671)	5,333	(25)%
Interest income	2,816	3,024	(208)	(7)%
Interest expense	(7,457)	(8,798)	1,341	(15)%
Other income (expense), net	(486)	304	(790)	(260)%
Net loss	$(21,465)	$(27,141)	$5,676	(21)%
Revenue
Revenue increased by $20.1 million, or 25%, to $100.0 million during the year ended December 31, 2025, compared to $79.9 million during the year ended December 31, 2024, due to an increase in the number of RNS System units sold, an increase in sales of DIXI Medical products, and an increase in service revenue. Revenue from sales of DIXI Medical products represented approximately 16% of our total revenue for the year ended December 31, 2025, as compared to approximately 17% for the year ended December 31, 2024. All of our revenue, with the exception of $0.9 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $2.0 million, or 9%, to $22.8 million during the year ended December 31, 2025, compared to $20.8 million during the year ended December 31, 2024, primarily due to an increase in the number of RNS Systems sold and the costs of distributing DIXI Medical products. Our gross margin increased from 73.9% for the year ended December 31, 2024 to 77.2% for the year ended December 31, 2025, primarily due to lower fixed costs per unit as a result of increased production volume of the RNS System.
Sales and Marketing Expenses
Sales and marketing expenses increased by $6.9 million, or 17%, to $46.6 million during the year ended December 31, 2025, compared to $39.7 million during the year ended December 31, 2024, primarily due to an increase of $4.1 million in personnel-related expenses resulting from an increase in sales and field support personnel costs, including sales commissions, increase in headcount, employee bonus, and one-time severance costs, and an increase of $2.6 million in marketing expenses, including travel, for the year ended December 31, 2025.

Research and Development Expenses
Research and development expenses increased by $4.2 million, or 18%, to $27.9 million during the year ended December 31, 2025, compared to $23.7 million during the year ended December 31, 2024, primarily due to an increase of $2.5 million in personnel-related expenses, including employee bonus and stock-based compensation, driven by an increase in headcount, and a decrease of $1.2 million in grant funds received primarily under the National Institutes of Health funding agreement which are recognized as a reduction in research and development expenses, and an increase of $0.5 million in product development expenses.
General and Administrative Expenses
General and administrative expenses increased by $1.7 million, or 9%, to $19.1 million during the year ended December 31, 2025, compared to $17.4 million during the year ended December 31, 2024, primarily due to an increase of $1.7 million in personnel-related expenses and one-time severance costs.
Interest Expense and Income
Interest expense decreased by $1.3 million to $7.5 million for the year ended December 31, 2025, compared to $8.8 million for the year ended December 31, 2024, primarily due to repayment of the CRG Term Loan and the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.2 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to lower interest yields.
Other Income (Expense), net
Other income (expense), net decreased by $0.8 million to $(0.5) million during the year ended December 31, 2025, compared to $0.3 million during the year ended December 31, 2024, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $61.1 million and $58.9 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
2025 Follow-On Offering
In February 2025, we completed a follow-on offering and received $69.7 million in net proceeds after deducting underwriting discounts and commissions and offering expenses from the sale of 7,475,000 shares of our common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We used $49.5 million of the net proceeds from the offering to repurchase all of the shares held by our significant stockholder, KCK Ltd. We are using the remaining net proceeds from the offering for general corporate purposes, including, but not limited to, sales and marketing, clinical trial and other research and development, and general and administrative expenses, debt reduction and working capital.
At-the-Market Equity Program
In November 2022, we entered into a Sales Agreement with Leerink Partners LLC, or Leerink, to sell shares of our common stock, from time to time, through an at-the-market, or ATM, equity offering program under which Leerink acted as our sales agent and pursuant to which we could sell common stock for aggregate gross proceeds of up to $50.0 million. During the year ended December 31, 2024, we received net proceeds of approximately $3.2 million after deducting sales commissions and offering expenses. In January 2025, we received net proceeds of approximately $0.2 million after deducting sales commissions and offering expenses. In February 2025, we terminated the Sales Agreement and the ATM program. On the date of termination, we had $38.3 million remaining under our ATM program.

CRG Term Loan
In September 2020, we entered into the CRG Term Loan with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60 million and borrowed $50 million. The remaining $10.0 million expired without being drawn.
The CRG Term Loan bore interest at a rate of 13.5% per year. Payments under the loan were made quarterly with payment dates fixed at the end of each calendar quarter. From March 2023 through June 2024, we had the option to pay interest as follows: 8.5% per annum in cash and 5.0% per annum paid-in-kind, or PIK, by increasing the principal of the CRG Term Loan. For each payment date from March 2023 through June 2024, we elected the PIK option.
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
In June 2025, we repaid the entire obligation under the CRG Term Loan using the proceeds received from the MidCap Term Loan. At the time of repayment, the lender agreed to decrease the exit fee from 10% to 8% of the aggregate principal amount repaid.
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among us, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver and together with the MidCap Term Loan, the Loans. The Revolver has not been drawn upon as of December 31, 2025.
The Loans mature on June 4, 2030, and are due in one installment on June 4, 2030. The MidCap Term Loan bears interest at an annual rate of 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a SOFR floor of 2.0%. Borrowing under the Revolver will accrue interest at an annual rate of 30-day forward-looking term SOFR plus 3.75%, subject to a SOFR floor of 2.0%. Following the initial borrowing of the Revolver, we will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears.
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
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $87.5 million, with $5.9 million due within twelve months. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $14.4 million as of December 31, 2025. See Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our facility lease.

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
Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least twelve months from the issuance of our financial statements as of and for the year ended December 31, 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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

Summary Statements of Cash Flows
The following table sets forth the primary sources and uses of cash and cash equivalents for the periods presented below:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(11,006)	$(17,949)
Investing activities	(332)	8,994
Financing activities	19,600	4,327
Net increase (decrease) in cash and cash equivalents	$8,262	$(4,628)
Cash Flows Used in Operating Activities
Net cash used in operating activities was $11.0 million for the year ended December 31, 2025. Cash used in operating activities was primarily a result of the net loss of $21.5 million, adjusted for non-cash charges of $14.5 million and change in operating assets and liabilities of $4.0 million. The non-cash charges primarily consisted of $11.1 million of stock-based compensation, $1.7 million of amortization of right-of-use assets, $0.5 million of loss on extinguishment of the CRG Term Loan, and $0.5 million of non-cash interest expense related to our term loans. The change in operating assets and liabilities was due to an increase in inventories of $3.7 million largely due to an increase in raw materials and finished goods, an increase in accounts receivable of $1.8 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, a decrease in operating lease liabilities of $1.9 million, a decrease in accounts payable of $0.7 million primarily due to the timing of payments to our vendors and a decrease in deferred revenue of $0.4 million, offset in part by an increase in accrued liabilities of $3.6 million and an increase in prepaid expenses and other assets of $0.9 million.
Net cash used in operating activities was $17.9 million for the year ended December 31, 2024. Cash used in operating activities was primarily a result of the net loss of $27.1 million, adjusted for non-cash charges of $14.6 million and change in operating assets and liabilities of $5.4 million. The non-cash charges primarily consisted of $10.3 million of stock-based compensation, $1.6 million of amortization of right-of-use assets, $1.4 million of interest incurred but PIK, $1.0 million of non-cash interest expense related to our Term Loan, and $0.3 million of inventory write-downs. The change in operating assets and liabilities was due to an increase in inventories of $2.4 million largely due to an increase in work-in-process inventory and finished goods, a decrease in operating lease liabilities of $1.6 million, a decrease in accrued liabilities of $1.4 million largely due to accrued payroll and related expenses, an increase in accounts receivable of $0.5 million, and a decrease in deferred revenue of $0.5 million, offset in part by an increase in accounts payable of $0.7 million, and a decrease in prepaid expenses and other assets of $0.4 million.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $0.3 million for the year ended December 31, 2025, which primarily consisted of purchases of property and equipment of $0.3 million.
Net cash provided by investing activities was $9.0 million for the year ended December 31, 2024, which primarily consisted of sales of short-term investments of $9.3 million, partially offset by purchases of property and equipment of $0.3 million.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $19.6 million for the year ended December 31, 2025, which primarily consisted of $69.7 million in proceeds, net of underwriting discounts and commissions, from our February 2025 follow-on offering of common stock, proceeds of $58.4 million from the MidCap Term Loan, net of discounts and issuance costs, proceeds from the issuance of common stock under employee plans of $1.9 million and $0.2 million of net cash proceeds from our ATM offering, partially offset by repayment of the CRG Term Loan of $60.5 million, a repurchase of common stock of $49.5 million, and taxes withheld and paid related to net share settlement of equity awards of $0.5 million.
Net cash provided by financing activities was $4.3 million for the year ended December 31, 2024, which primarily consisted of $3.3 million of net cash proceeds from our ATM offering and proceeds from the issuance of common stock under employee plans of $1.9 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.9 million.
Critical Accounting Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. For information on our significant accounting policies, see Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K. The preparation of our financial statements requires us to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Our estimates are based on our historical experience, knowledge of current events and actions we may undertake in the future, and on various other factors that we believe are reasonable under the circumstances. Our most critical accounting estimates are those affecting the provision for excess and obsolete inventories.
We regularly review inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. We write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily depends on our estimate of future demand for a particular product. If our estimate of future demand is too high, we may have to write-down excess inventory for the product and record a charge to cost of goods sold, which could have a material adverse effect on our results of operations. Inventory write-downs were $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $61.1 million, compared to $52.8 million at December 31, 2024, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NeuroPace, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroPace, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
March 3, 2026
We have served as the Company's auditor since 2003.

NeuroPace, Inc.
Balance Sheets

	December 31,
(in thousands, except for share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,692	$13,430
Short-term investments	39,366	39,325
Accounts receivable	14,681	12,851
Inventory	16,896	13,381
Prepaid expenses and other current assets	1,438	2,352
Total current assets	94,073	81,339
Property and equipment, net	1,125	1,052
Operating lease right-of-use asset	10,132	11,843
Restricted cash	122	122
Deferred offering costs	—	276
Other assets	113	15
Total assets	$105,565	$94,647
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,217	$2,954
Accrued liabilities	13,339	9,787
Operating lease liability	2,117	1,860
Deferred revenue	141	555
Total current liabilities	17,814	15,156
Long-term debt	58,884	59,525
Operating lease liability, net of current portion	9,836	11,953
Total liabilities	86,534	86,634
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 33,574,759 and 30,145,039 shares issued and outstanding as of December 31, 2025 and 2024, respectively	34	30
Additional paid-in-capital	571,412	538,933
Accumulated deficit	(552,415)	(530,950)
Total stockholders’ equity	19,031	8,013
Total liabilities and stockholders’ equity	$105,565	$94,647
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Operations and Comprehensive Loss

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2025	2024
Revenue	$99,986	$79,906
Cost of goods sold	22,766	20,821
Gross profit	77,220	59,085
Operating expenses:
Sales and marketing	46,580	39,669
Research and development	27,888	23,653
General and administrative	19,090	17,434
Total operating expenses	93,558	80,756
Loss from operations	(16,338)	(21,671)
Interest income	2,816	3,024
Interest expense	(7,457)	(8,798)
Other income (expense), net	(486)	304
Net loss and comprehensive loss	$(21,465)	$(27,141)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.93)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	32,722,438	29,126,314
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except for share amounts)	Shares	Amount
Balances at January 1, 2024	27,823,465	$28	$524,435	$(503,809)	$20,654
Net loss	—	—	—	(27,141)	(27,141)
Issuance of common stock pursuant to stock option exercises	556,718	1	809	—	810
Issuance of common stock pursuant to Employee Stock Purchase Plan	202,616	—	1,121	—	1,121
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $212	444,555	—	3,167	—	3,167
Issuance of common stock upon vesting of restricted stock units	1,184,284	1	(1)	—	—
Shares withheld for taxes	(65,317)	—	(881)	—	(881)
Repurchase of common stock	(1,282)	—	—	—	—
Change in early exercise liability	—	—	1	—	1
Stock-based compensation	—	—	10,282	—	10,282
Balances at December 31, 2024	30,145,039	30	538,933	(530,950)	8,013
Net loss	—	—	—	(21,465)	(21,465)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	199,638	—	593	—	593
Issuance of common stock pursuant to Employee Stock Purchase Plan	126,835	—	1,282	—	1,282
Issuance of common stock upon vesting of restricted stock units	920,717	2	(2)	—	—
Shares withheld for taxes	(40,215)	—	(543)	—	(543)
Stock-based compensation	—	—	11,089	—	11,089
Balances at December 31, 2025	33,574,759	$34	$571,412	$(552,415)	$19,031
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(21,465)	$(27,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,089	10,282
Depreciation	238	207
Amortization of debt discount and issuance costs	237	228
Non-cash interest expense	538	954
PIK interest incurred but not paid on term loan	—	1,389
Loss on debt extinguishment	527	—
Amortization of right-of-use asset	1,710	1,562
Gain on short-term investments	(41)	(229)
Inventory write-downs	159	251
Loss on disposal of property and equipment	14	—
Changes in operating assets and liabilities:
Accounts receivable	(1,830)	(536)
Inventory	(3,673)	(2,418)
Prepaid expenses and other assets	943	384
Accounts payable	(730)	671
Accrued liabilities	3,552	(1,392)
Deferred revenue	(414)	(534)
Operating lease liabilities	(1,860)	(1,627)
Net cash used in operating activities	(11,006)	(17,949)
Cash flows from investing activities
Acquisition of property and equipment	(332)	(306)
Proceeds from sale of short-term investments	—	9,300
Net cash (used in) provided by investing activities	(332)	8,994
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	69,654	—
Repurchase of common stock from KCK Ltd.	(49,546)	—
Proceeds from issuance of common stock under employee plans	1,875	1,931
Taxes withheld and paid related to net share settlement of equity awards	(543)	(881)
Proceeds from At-the-Market offering, net of sales commission	232	3,277
Proceeds from debt, net of discounts and issuance costs	58,435	—
Repayment of debt	(60,507)	—
Net cash provided by financing activities	19,600	4,327
Net increase (decrease) in cash and cash equivalents	8,262	(4,628)
Cash, cash equivalents and restricted cash at the Beginning of Period	13,552	18,180
Cash, cash equivalents and restricted cash at the End of Period	$21,814	$13,552
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$21,692	$13,430
Restricted cash	122	122
Cash, cash equivalents and restricted cash in balance sheets	$21,814	$13,552
Supplemental disclosure of cash flow information:
The accompanying notes are an integral part of these financial statements.

NeuroPace, Inc.
Statements of Cash Flows

Cash paid for interest	$6,196	$6,226
Supplemental disclosures of non-cash investing and financing information:
Deferred offering costs offset against additional paid-in capital	$277	$110
Purchase of property and equipment included in accounts payable	$13	$19
Net change in accrued liabilities from early exercise of options	$—	$(1)
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
Follow-On Offering
In February 2025, the Company completed a follow-on offering of 7,475,000 shares of the Company’s common stock, including 975,000 shares from the exercise of the underwriters’ option to purchase additional shares, at an offering price of $10.00 per share. The aggregate net proceeds to the Company from the follow-on offering were $69.7 million after deducting underwriting discounts and commissions and offering expenses. The Company used $49.5 million of the net proceeds to repurchase all of the 5,270,845 shares held by its significant stockholder (a related party), KCK Ltd., at $9.40 per share. The repurchased shares became authorized but unissued shares.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and has an accumulated deficit of $552.4 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, the Company used $11.0 million and $17.9 million, respectively, of cash in its operating activities. As of December 31, 2025, the Company had cash, cash equivalents and short-term investments of $61.1 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
The Company’s financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these financial statements.
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60.0 million until June 30, 2027, and (b) $40.0 million thereafter; or (c) provided the Company earns at least $90.0 million net revenue from the RNS System in 2026, liquidity shall be no less than $35.0 million thereafter. In the event liquidity falls below the Applicable Liquidity Threshold, the Company is required to achieve minimum annual trailing net RNS System revenue, tested on a quarterly basis, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. The Company’s trailing 12-month net RNS System revenue was $81.7 million as of December 31, 2025, exceeding the $71.0 million minimum per the MidCap Credit Agreement. In addition to the Applicable Liquidity Threshold, the MidCap Credit Agreement requires the Company

NeuroPace, Inc.
Notes to Financial Statements
to maintain a Minimum Liquidity balance of $25.0 million. The MidCap Credit Agreement defines liquidity to include cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. If the Company does not meet the financial covenants, the lenders may call the debt, which will result in the Company immediately needing additional capital and may raise doubt about the Company’s ability to continue as a going concern. The Company’s ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to, and volatility in, the financial markets in the United States and worldwide. If the Company is unable to raise capital when needed, it will need to delay, limit, reduce or terminate planned commercialization or product development activities in order to reduce costs. As of December 31, 2025, the Company was in compliance with all covenants of the MidCap Credit Agreement.
2.Summary of Significant Accounting Policies
Basis of Presentation
The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP, as defined by the Financial Accounting Standards Board, or the FASB.
Reclassifications
Certain reclassifications have been made to the prior year footnote to conform to the presentation used in the current year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements. The Company uses significant judgments when making estimates related to the provision for excess and obsolete inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on the Company’s knowledge of current events and actions it may undertake in the future, actual results may ultimately materially differ from these estimates and assumptions.
Revenue Recognition
The Company derives most of its revenue from sales of RNS Systems to hospital facilities (typically comprehensive epilepsy centers, or Level 4 CECs) that implant its products. In addition, from the fourth quarter of 2022 through the fourth quarter of 2025, the Company derived revenue from sales of DIXI Medical products, primarily to its current customer base. Beginning in the fourth quarter of 2023, the Company also derives revenue from services provided to Rapport Therapeutics, Inc., or Rapport.
The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:
i.identify the contract(s) with a customer;
ii.identify the performance obligations in the contract;
iii.determine the transaction price;
iv.allocate the transaction price to the performance obligations in the contract; and
v.recognize revenue when (or as) the entity satisfies a performance obligation.

NeuroPace, Inc.
Notes to Financial Statements
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
The Company recognizes revenue under its contract with Rapport to provide biomarker monitoring and data analysis services. Revenue from biomarker monitoring is recognized ratably over the two-year contractual support period, as the benefits provided by the Company’s performance are simultaneously consumed by the customer. Revenue related to data analysis is recognized upon completion of the services. The related revenue recognized for the years ended December 31, 2025 and 2024 were $2.4 million and $1.2 million, respectively.
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

NeuroPace, Inc.
Notes to Financial Statements
of the Company’s sales are tax exempt. The Company believes that collection is probable as it has no history of uncollectible accounts and the customers are large, creditworthy institutions.
As allowed under the practical expedient, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Costs associated with product sales include commissions, where the Company applies the practical expedient and recognizes commissions as expense when incurred because the expense is incurred over a period of time of less than one year. Commissions are reported in sales and marketing expense and general and administrative expense in the statements of operations and comprehensive loss.
The Company’s contract assets were accounts receivable of $14.7 million and $12.9 million as of December 31, 2025 and 2024, respectively.
The Company’s contract liabilities consist of deferred revenue of $0.1 million and $0.6 million as of December 31, 2025 and 2024, respectively. The Company’s deferred revenue balance was $0.1 million at December 31, 2025, which is expected to be recognized as revenue in 2026. Revenue recognized during the year ended December 31, 2025 that was included in the deferred revenue balance at the beginning of the year was $0.6 million.
As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.5 million, which the Company expects to recognize as revenue by December 2027.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents that are available-for-sale investments are recorded at fair value, based on quoted market prices. As of December 31, 2025 and 2024, the Company’s cash equivalents are entirely comprised of investments in money market funds.
Restricted Cash
Restricted cash is comprised of cash that is restricted as to withdrawal or use under the terms of certain contractual agreements. Restricted cash for the years ended December 31, 2025 and 2024 consists of collateral for the amended letter of credit that was issued in connection with the Company’s facility lease (see Note 5).
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

NeuroPace, Inc.
Notes to Financial Statements
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States. For the years ended December 31, 2025 and 2024, there were no customers that represented 10% or more of revenue. As of December 31, 2025 and 2024, no customer represented 10% or more of the Company’s accounts receivable.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company makes estimates on the collectability of customer accounts based primarily on analysis of historical trends and experience, the age of the receivable and changes in customers’ financial condition. The Company uses its judgment, based on the best available facts and circumstances, and records an allowance against amounts due to reduce the receivable to the amount that is expected to be collected. The Company determined that no allowance was required as of December 31, 2025 and 2024. To date, the Company has not experienced any material credit-related losses.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Net realizable value is determined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand, and remaining shelf life to record a provision for excess and obsolete inventory when appropriate. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected lower of cost or net realizable value, and inventory in excess of expected requirements. The estimate of excess quantities is judgmental and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is too high, the Company may have to increase the reserve for excess inventory for that product and record a charge to the cost of goods sold. Inventory write-downs were $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition are less than their carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of the long-lived assets exceeds their fair value. The Company did not record any impairment of long-lived assets for the years ended December 31, 2025 and 2024.
Leases
The Company determines if an arrangement is a lease, or contains a lease, at inception. Operating leases are included in operating lease right-of-use, or ROU, assets, operating lease liability, and operating lease liability, net of current portion on the Company’s balance sheets.
ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Since the Company’s lease does not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic

NeuroPace, Inc.
Notes to Financial Statements
environment at commencement date in determining the present value of future payments. The ROU asset also includes any lease payments made to the lessor at or before the commencement date, minus lease incentives received, and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company elected certain practical expedients under ASC 842, Leases, including the package of practical expedients, which among other things, allowed the Company to carry forward prior conclusions about lease identification and classification, as well as elections to not record leases with an initial term of twelve months or less on the balance sheet, and to combine the lease and non-lease components in determining the lease liabilities and ROU assets.
Deferred Offering Costs
The Company capitalizes, within other assets, certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including its ATM offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. Upon issuing shares under the ATM offering during the years ended December 31, 2025 and December 31, 2024, $0.3 million and $0.1 million, respectively, of deferred offering costs were recorded against the proceeds from the ATM offering and recorded in stockholders equity as a reduction of additional paid-in capital. As of December 31, 2025 and 2024, $0.0 million and $0.3 million of deferred offering costs related to the ATM offering were recorded on the balance sheets, respectively.
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
For funds received under the NIH funding agreement, the Company recognizes a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.7 million and $1.7 million in funding during the years ended December 31, 2025 and 2024, respectively. Through December 31, 2025, $4.5 million of qualifying expenses have been incurred and funded by the NIH related to the first to fifth year of funding.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of December 31, 2025, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the fifth year of funding.
Warranty
Warranty costs are accrued based on the Company’s best estimates when management determines that it is probable a charge or liability has been incurred and the amount of loss can be reasonably estimated. While the Company believes that historical experience provides a reliable basis for estimating such warranty costs, unforeseen

NeuroPace, Inc.
Notes to Financial Statements
quality issues or component failure rates could result in future costs in excess of such estimates. The warranty liability as of December 31, 2025 and 2024 was immaterial.
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
Advertising Costs
The Company expenses advertising costs as incurred and records such costs in sales and marketing expenses. Advertising costs include design and production costs, including website development, physician and patient testimonial videos, written media campaigns, and other items. Advertising costs of $0.5 million and $0.7 million were expensed during the years ended December 31, 2025 and December 31, 2024, respectively.
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
The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and the Company will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgments. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

NeuroPace, Inc.
Notes to Financial Statements
Net Loss per Share Attributable to Common Stockholders
Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, restricted stock units and common stock committed under employee stock purchase plan are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis although retrospective application is permitted. The Company adopted this ASU effective for the fiscal year ended December 31, 2025 on a prospective basis, which did not have an impact on our financial statements, although it did result in expanded income-tax related disclosures. Refer to Note 9, Income Taxes, for inclusion of new disclosures required.
Recent Accounting Pronouncements Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual

NeuroPace, Inc.
Notes to Financial Statements
reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, providing authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The standard introduces a framework for determining when grants should be recognized, distinguishing between asset-related and income-related grants, and allows entities to present grants either as a reduction of related expenses or as a separate income line item. Expanded disclosures about the nature, terms, and conditions of grants are required. This ASU is effective for annual reporting periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.
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
The following tables summarize the Company’s financial assets (cash equivalents and marketable securities) at fair value:

	As of December 31, 2025	Basis for Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$18,965	$18,965	$—	$—
Fixed income mutual funds, included in short-term investments	39,366	39,366	—	—
Total	$58,331	$58,331	$—	$—

NeuroPace, Inc.
Notes to Financial Statements

	As of December 31, 2024	Basis for Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$13,349	$13,349	$—	$—
Fixed income mutual funds, included in short-term investments	39,325	39,325	—	—
Total	$52,674	$52,674	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and 2024.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The Company’s available-for-sale investment comprises a short-term investment in a fixed income mutual fund, which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the years ended December 31, 2025 and 2024, the Company recognized less than $0.1 million and $0.2 million in unrealized gains from its short-term investment, respectively. As of December 31, 2025 and 2024, the Company’s short-term investment had a cumulative unrealized net gain of $0.2 million and $0.1 million, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following:

	December 31,
(in thousands)	2025	2024
Raw materials	$6,209	$3,872
Work-in-process	2,778	2,154
Finished goods	7,909	7,355
Total	$16,896	$13,381
Property and Equipment, net
Property and equipment, net consists of the following:

	December 31,
(in thousands)	2025	2024
Machinery, equipment, furniture and fixtures	$4,917	$4,659
Computer equipment and software	1,979	1,932
Leasehold improvements	2,435	2,435
Total	9,331	9,026
Less: Accumulated depreciation	(8,206)	(7,974)
Property and equipment, net	$1,125	$1,052

Depreciation expense for each of the years ended December 31, 2025 and December 31, 2024 was $0.2 million.

NeuroPace, Inc.
Notes to Financial Statements
Accrued Liabilities
Accrued liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Payroll and related expenses	$10,492	$8,310
Inventory purchases	874	575
Interest payable	484	—
Professional fees	374	50
Vendor-related expenses	256	320
Other	859	532
Total	$13,339	$9,787

5.Commitments and Contingencies
Facility Lease
In August 2011, the Company entered into a non-cancelable operating lease for combined office and manufacturing facilities in Mountain View, California. The lease was scheduled to expire in April 2019 and was amended in May 2018 to extend it through June 2024. In August 2022, the Company amended the lease to extend it through June 2030. The second amendment contained a rent-free period from September 2022 through December 2022. The Company has an option to extend the lease for a period of five years, commencing on July 1, 2030 and expiring on June 30, 2035. The renewal terms have not been included in the lease term used to calculate the ROU assets and lease liability as it is not reasonably certain that the Company will exercise the option. In conjunction with the original lease agreement, the Company obtained a letter of credit for $0.9 million in lieu of a security deposit. In May 2019, the letter of credit was amended and reduced to $0.7 million. In June 2021, the letter of credit was amended and further reduced to $0.2 million.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term. Rental payments range from $2.8 million to $3.3 million per year over the extended term of the lease.
The maturities of operating lease liabilities are as follows:

(in thousands)	December 31, 2025
2026	$3,031
2027	3,122
2028	3,215
2029	3,312
2030	1,704
Total undiscounted lease payments	14,384
Less: imputed interest	2,431
Total operating lease liability	11,953
Less: current portion	2,117
Operating lease liability, net of current portion	$9,836
Operating lease cost was $2.8 million for each of the years ended December 31, 2025 and 2024. As of December 31, 2025, the remaining term for the operating lease in Mountain View, California was 4.5 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.

NeuroPace, Inc.
Notes to Financial Statements
During each of the years ended December 31, 2025 and 2024, cash paid for amounts included in operating lease liabilities of $2.9 million was included in cash flows from operating activities on the statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, pursuant to which the Company became the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography product line. The Distribution Agreement had an initial term of three years, which expired on September 30, 2025. During the initial term, to maintain the distribution rights, the Company was required to purchase a minimum of $2.4 million of DIXI Medical’s products during the twelve months beginning October 2022, and to increase the minimum purchase by 10% for each of the two subsequent years. The Company met the purchase commitment for every year of the Distribution Agreement.
The Distribution Agreement would have automatically renewed for additional one-year term, if neither party provided written notice to the other party of its intention to not renew at least 180 days prior to the expiration of the then-current term.
In March 2025, the Company notified DIXI Medical of its intent to not renew the Distribution Agreement upon expiration and, as a result, the Distribution Agreement terminated on September 30, 2025. The Distribution Agreement included a wind-down period following the termination date during which the Company had the right to sell any DIXI product inventory that it held on the date of expiration. At the end of the wind-down period, DIXI Medical is required to buy back, at cost, any DIXI product inventory with at least six months remaining shelf life held by the Company.
In December 2025, the Company and DIXI Medical entered into an amendment to the Distribution Agreement to end the wind-down period and cease commercial partnership activities on December 31, 2025. Under the amended wind-down plan, the Company is currently selling back, at cost, the remaining DIXI inventory to DIXI Medical, which is expected to be completed prior to the close of the first quarter of 2026. As of December 31, 2025, the Company had $2.0 million related to the DIXI product inventory.
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
The Company indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the director or officer is or was serving at the Company’s request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws. The term of the indemnification period lasts as long as the director or officer may be subject to any proceeding arising out of acts or omissions of such individual in such capacity. The maximum amount of potential future indemnification is unlimited. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2025 and 2024.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company determined that no accrual related to contingencies was required as of December 31, 2025 and 2024.
Legal Proceedings
The Company is not involved in any pending legal proceedings that it believes could have a material adverse effect on its business, results of operations, financial condition, or cash flows. From time to time, the Company may

NeuroPace, Inc.
Notes to Financial Statements
pursue litigation to assert its legal rights and such litigation may be costly and divert the efforts and attention of its management and technical personnel which could adversely affect its business. The Company regularly evaluates current information to determine whether any accruals should be adjusted and whether new accruals are required. Such accruals, if any, reflect the estimable and probable costs that the Company may incur from the outcomes of its legal proceedings. Legal costs are expensed as incurred. There were no material contingent liabilities requiring accrual as of December 31, 2025 and 2024.
6.Debt
CRG Term Loan
In September 2020, the Company entered into a Term Loan Agreement with CRG Partners IV L.P. and its affiliates for total borrowings of up to $60.0 million, or the CRG Term Loan, and borrowed $50.0 million. The CRG Term Loan initially bore interest at a rate of 12.5% per year. In February 2023, the CRG Term Loan was amended which increased the annual interest rate from 12.5% to 13.5% effective March 1, 2023. The amendment was accounted for as a debt modification in accordance with ASC 470, Debt and the CRG Term Loan’s effective interest rate increased from 15.7% to 16.8%. Interest payments under the CRG Term Loan were made quarterly at the end of each calendar quarter. Through December 2020, the Company had the option to pay the entire interest paid-in-kind, or PIK, by increasing the principal of the CRG Term Loan. From January 2021 through December 2022, the Company had the option to pay interest as follows: 7.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. From January 2023 through June 2025, the Company had the option to pay interest as follows: 8.5% per annum paid in cash and 5.0% per annum PIK by increasing the principal of the CRG Term Loan. For each payment date from April 2022 through June 2024, the Company elected the PIK option, increasing the principal of the CRG Term Loan by $6.0 million.
The CRG Term Loan was interest-only through maturity on September 30, 2025. In May 2024, the CRG Term Loan was further amended to extend the final maturity by one year to September 30, 2026 and eliminate the PIK interest option after June 30, 2024. The amendment was accounted for as a troubled debt restructuring in accordance with ASC 470 and no gain or loss was recognized. The CRG Term Loan included a fee upon repayment of the loan equal to 10% of the aggregate principal amount being prepaid or repaid, or the backend fee.
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
The Company paid $1.0 million in fees to the lender and third parties which was reflected as a discount on the loan and was being accreted over the life of the loan using the effective interest method. Also, the Company issued warrants to the lender for a total of 346,823 shares of Series B’ redeemable convertible preferred stock which was converted into 213,941 shares of common stock. The warrants had a fair value of $0.6 million as of the issuance date, which was accounted for as debt issuance costs.
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
During the years ended December 31, 2025 and December 31, 2024, the Company recorded interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $0.1 million and $0.2 million, respectively.

NeuroPace, Inc.
Notes to Financial Statements
Interest expense on the CRG Term Loan was $3.7 million and $8.8 million during the years ended December 31, 2025 and December 31, 2024, respectively.
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
The Company incurred $1.5 million in fees to the lender and third parties which is reflected as a discount on the MidCap Term Loan and is being accreted over the life of the loan using the effective interest method. In addition, the Company shall pay an annual administrative fee, payable in advance, equal to 0.25% of the aggregate outstanding principal of the MidCap Term Loan. As of December 31, 2025, the MidCap Term Loan had an annual effective interest rate of 11.0%.
Interest expense on the MidCap Term Loan was $3.7 million during the year ended December 31, 2025, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of $0.3 million.
The Revolver has not been drawn upon as of December 31, 2025.

NeuroPace, Inc.
Notes to Financial Statements
The following table sets forth the Company’s future minimum payments for the MidCap Term Loan as of December 31, 2025. Estimated future interest payments are calculated using the effective interest rate of 11.0% at December 31, 2025.

(in thousands)	Estimated Interest and Administrative Fee	Principal and Exit Fee	Total
2026	$5,852	$—	$5,852
2027	5,852	—	5,852
2028	5,867	—	5,867
2029	5,852	—	5,852
2030	2,905	61,200	64,105
Total	26,328	61,200	87,528
Less: Unamortized debt discount and issuance cost			(2,916)
Less: Interest			(25,728)
Long-term Debt			$58,884

7.     Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to issue 200,000,000 shares of $0.001 par value common stock.
The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of December 31, 2025 and 2024, no dividends had been declared.
The Company’s common stock reserved for future issuance is as follows:

	Year Ended December 31,
	2025	2024
Outstanding options under the 2021 Equity Incentive Plan	2,218,352	1,987,784
Shares available for future grant under the 2021 Equity Incentive Plan	2,700,057	2,201,012
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,177,836	1,480,338
Common stock available for Employee Stock Purchase Plan	650,031	475,416
Total	7,126,700	6,524,974
8.     Stock Plans
2021 Equity Incentive Plan
In April 2021, prior to the IPO closing, the Company’s board of directors and stockholders approved the 2021 Equity Incentive Plan, or the 2021 Plan, which became effective upon the IPO closing. The Company initially reserved 2,900,000 shares of common stock for issuance of share-based compensation awards, including incentive stock options, or ISOs, nonqualified stock options, or NSOs, stock appreciation rights, restricted stock units and other stock-based awards. ISOs may be granted only to Company employees (including officers and directors who are also employees).
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

NeuroPace, Inc.
Notes to Financial Statements
include continued service, performance and/or other conditions. Generally, options and restricted stock units vest over a three or four-year period.
In January 2026, the number of shares of common stock available for issuance under the 2021 Plan was increased by 1,342,990 shares as a result of the increase provision in the 2021 Plan.
A summary of shares available for grant under the 2021 Plan is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2025	2,201,012
Authorized	1,507,251
Granted/Awarded	(1,260,643)
Canceled	212,222
Withheld for taxes	40,215
Shares available for grant as of December 31, 2025	2,700,057
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
A summary of stock option activity is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2025	2,368,208	$6.01	7.27
Granted	486,422	$11.14
Exercised	(199,638)	$2.97
Canceled	(56,216)	$11.27
Outstanding as of December 31, 2025	2,598,776	$7.09	7.10	$22,510
Vested and exercisable at December 31, 2025	1,791,602	$5.71	6.39	$18,027
Vested and expected to vest at December 31, 2025	2,598,776	$7.09	7.10	$22,510
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock for stock options that were in-the-money at period end. The total intrinsic value of stock options exercised was $2.2 million and $6.0 million during the years ended December 31, 2025 and December 31, 2024, respectively, determined at the date of each stock option exercise.
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 580,000 shares of common stock initially reserved for issuance

NeuroPace, Inc.
Notes to Financial Statements
under the ESPP. In January 2026, the number of shares of common stock available for issuance under the ESPP was increased by 335,747 shares as a result of the automatic increase provision in the ESPP.
The Company issued 126,835 and 202,616 shares under the ESPP for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, 650,031 shares under the ESPP remain available for purchase. The offering period and purchase period are determined by the board of directors. A new offering period of six months has been authorized beginning December 7, 2025 through June 6, 2026.
Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model, which was estimated using the following assumptions:

	Year Ended December 31,
	2025	2024
Expected term (in years)	0.5	0.5
Expected volatility	79% - 81%	76% - 78%
Weighted average risk-free interest rate	3.69% - 4.32%	4.34% - 5.40%
Fair value of common stock	$12.93 - $16.43	$6.47 - $10.95
Dividend yield	—%	—%

Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, is as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2025	1,480,338	$8.92
Granted	774,221	$12.17
Vested	(920,717)	$8.44
Canceled	(156,006)	$9.02
Unvested, December 31, 2025	1,177,836	$11.42
The fair value of RSUs is based on the Company’s closing stock price on the date of grant.
Stock-Based Compensation
The Company recognized stock-based compensation as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Cost of goods sold	$694	$723
Sales and marketing	3,052	3,072
Research and development	3,406	3,270
General and administrative	3,937	3,217
Total stock-based compensation	$11,089	$10,282

NeuroPace, Inc.
Notes to Financial Statements
The above stock-based compensation expense related to the following equity-based awards:

	Year Ended December 31,
(in thousands)	2025	2024
Stock options and RSUs	$10,506	$9,745
ESPP	583	537
Total stock-based compensation	$11,089	$10,282
As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $15.8 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.5 years.
As of December 31, 2025, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of approximately $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
The total fair value of RSUs that vested during the years ended December 31, 2025 and December 31, 2024 was $8.1 million and $8.8 million, respectively. The options granted during the years ended December 31, 2025 and December 31, 2024 had a weighted average grant date fair value of $7.83 per share and $8.13 per share, respectively.
The Company estimated the fair value of stock options using the Black-Scholes option pricing model. The fair value of employee stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of employee stock options was estimated using the following assumptions for the years ended December 31, 2025 and 2024:

Year Ended December 31,
	2025	2024
Expected term (in years)	5.27 - 6.25	5.27 - 6.25
Expected volatility	77% - 81%	71% - 78%
Weighted average risk-free interest rate	3.96% - 4.47%	3.62% - 4.64%
Fair value of common stock	$10.04 - $17.87	$6.00 - $17.11
Dividend yield	—%	—%

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

NeuroPace, Inc.
Notes to Financial Statements
9.     Income Taxes
The Company’s operations and income tax components are solely in the United States. From inception through 2025, the Company has only generated pretax losses in the United States and has not generated any pretax income or loss outside of the United States. The Company did not record a provision (benefit) for income taxes for the years ended December 31, 2025 and 2024. The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a full valuation allowance.
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our effective tax rate for the year ended December 31, 2025 was as follows:

(in thousands, except for percentages)	Amount	Percent
U.S. Federal Statutory Tax Rate	$(4,579)	21.0%
Tax Credits:
Research and development tax credit	(1,187)	5.4%
Change in valuation allowance	5,826	(26.7)%
Nondeductible items:
Executive compensation - Section 162(m) limitation	254	(1.2)%
Stock-based compensation	(556)	2.6%
Nondeductible interest expense	95	(0.4)%
Other	147	(0.7)%
Effective tax rate	$—	—%
A reconciliation of the federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Tax at federal statutory rate	21.0%
State taxes, net of federal benefit	6.4%
Research and development tax credit	5.1%
Stock-based compensation	5.5%
Nondeductible interest expense	(2.0)%
FIN 48 reserve	(1.2)%
Change in valuation allowance	(21.8)%
Federal net operating loss expiration	(10.2)%
Other	(2.8)%
Effective tax rate	—%

NeuroPace, Inc.
Notes to Financial Statements
The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$46,029	$42,043
Research and development credits	16,805	14,903
Research and development expenditures, capitalized for tax	12,073	12,283
Fixed assets and inventory	—	28
Accruals and reserves	1,980	1,399
Interest expense carryforward	6,709	5,747
Operating lease liability	3,076	3,515
Other	1,698	1,281
Gross deferred tax assets	88,370	81,199
Deferred tax liabilities:
Operating lease right-of-use asset	(2,607)	(3,014)
Fixed assets and inventory	(53)	—
Total deferred tax liabilities	(2,660)	(3,014)
Valuation allowance	(85,710)	(78,185)
Net deferred tax assets	$—	$—
Beginning January 1, 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses.
On July 4, 2025, the One, Big, Beautiful Bill Act, or OBBBA, was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and development expenditures under Section 174 of the Internal Revenue Code beginning with the tax year ended December 31, 2025. The Company evaluated the impact of the OBBBA and determined that it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025 other than the change in domestic research and experimental costs.
The Company recognizes deferred income taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes, as well as for tax attribute carryforwards. The Company regularly evaluates the positive and negative evidence in determining the realizability of its deferred tax assets. Based upon the weight of available evidence, which includes the Company’s historical operating performance and reported cumulative net losses since inception, the Company maintained a full valuation allowance on the net deferred tax assets as of December 31, 2025 and 2024. The Company intends to maintain a full valuation allowance on its deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance. The valuation allowance increased by $7.5 million during the year ended December 31, 2025 primarily resulting from $7.2 million increase in gross deferred tax assets net of a $0.3 million decrease in deferred tax liabilities. The valuation allowance increased by $5.9 million during the year ended December 31, 2024 primarily resulting from $5.5 million increase in gross deferred tax assets net of a $0.4 million decrease in deferred tax liabilities.
As of December 31, 2025, the Company had net operating loss, or NOL, carryforwards of $166.6 million and $181.5 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal and state NOL carryforwards begin expiring in 2026. As of December 31, 2025, the

NeuroPace, Inc.
Notes to Financial Statements
amount of federal NOL carryforwards that does not expire is $129.2 million (subject to certain utilization limitations).
As of December 31, 2025, the Company had research and development credit carryforwards of $6.8 million and $15.2 million available to reduce future taxable income, if any, for federal and state income tax purposes, respectively. The federal credit carryforwards begin expiring in 2036 and the state credits carry forward indefinitely.
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
As of December 31, 2025, the Company had unrecognized tax benefits of $2.3 million related to $6.8 million and $15.2 million of federal and state research and development tax credit carryforwards, respectively. The unrecognized tax benefits, if recognized, would not have an impact on the Company's effective tax rate, due to the valuation allowance. It is unlikely that the amount of unrecognized tax benefits will significantly change over the next twelve months. No liability related to uncertain tax positions is recorded in the financial statements.
A reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Beginning balance	$2,085	$1,730
Increase in balance related to tax positions taken during the current year	232	355
Ending balance	$2,317	$2,085
It is the Company’s policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary. The Company determined that no accrual for interest and penalties related to unrecognized tax benefits was required as of December 31, 2025 and 2024.
All of the Company’s tax years will remain open for examination by the federal and state authorities for 3 and 4 years, respectively, from the date of utilization of its tax attributes.
10.     Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except for share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(21,465)	$(27,141)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	32,722,438	29,126,314
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.93)

NeuroPace, Inc.
Notes to Financial Statements
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	December 31,
	2025	2024
Options to purchase common stock	2,598,776	2,368,208
Unvested RSUs	1,177,836	1,480,338
Shares committed under ESPP	62,136	68,138
Total Shares	3,838,748	3,916,684
11.     Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.9 million and $0.2 million, was in the United States for the years ended December 31, 2025 and 2024, respectively, based on the shipping location of the external customer.
The Company’s chief operating decision maker, or CODM, is its Chief Executive Officer. The CODM makes decisions on resource allocation, evaluates operating performance, and monitors budget versus actual results using net loss. Significant expense categories included within net loss include cost of goods sold, sales and marketing expense, research and development expense, and general and administrative expense, which are presented on the Company’s statements of operations and comprehensive loss. Other segment items within net loss include interest income, interest expense, and other income (expense), net.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Trading Arrangements
During the quarter ended December 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A, or the 2026 Proxy Statement, no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors and Executive Officers
Information regarding directors and executive officers required by this item will be contained in our 2026 Proxy Statement under the captions “Proposal 1: Election of Directors,” “Information Regarding Director Nominees and Continuing Directors,” and “Information Regarding Executive Officers,” and is hereby incorporated by reference.
Identification of Audit Committee
Information regarding our Audit Committee required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Information regarding procedures for recommending directors required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance,” and is hereby incorporated by reference.
Delinquent Section 16(a) Reports
Information regarding compliance with Section 16(a) of the Exchange Act required by this item will be contained in our 2026 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosure, if any, is hereby incorporated by reference.
Code of Conduct
Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board of Directors and Corporate Governance – Code of Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available on our website at https://investors.neuropace.com/corporate-governance. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.
Insider Trading Policy
The information required by Item 408(b) of Regulation S-K is incorporated by reference from the information contained in our 2026 Proxy Statement under the heading “Information Regarding the Board of Directors and Corporate Governance.”
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Compensation” and “Director Compensation” in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for issuance under Equity Compensation Plans” in our 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance–Independence of the Board of Directors” in our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
Information regarding accounting fees and services required by this item will be contained in our 2026 Proxy Statement in Proposal 2 under the captions “–Principal Accountant Fees and Services” and “–Pre-Approval Policies and Procedures” and is hereby incorporated by reference.

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

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1/A	333-254663	3.4	April 14, 2021
4.1	Form of common stock certificate of the Registrant.	S-1/A	333-254663	4.1	April 14, 2021
4.2	Description of securities	10-K	001-40377	4.2	March 2, 2023
10.1+	2020 Stock Plan.	S-1	333-254663	10.4	March 24, 2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the 2020 Stock Plan.	S-1	333-254663	10.5	March 24, 2021
10.3+	2021 Equity Incentive Plan.	S-1/A	333-254663	10.6	April 14, 2021
10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under 2021 Equity Incentive Plan.	S-1/A	333-254663	10.7	April 14, 2021
10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement (RSU Award) under 2021 Equity Incentive Plan	10-K	001-40377	10.5	March 4, 2025
10.6+	2021 Employee Stock Purchase Plan.	S-1/A	333-254663	10.8	April 14, 2021
10.7+	2023 Inducement Plan, Form of Stock Option Grant Notice, and Form of Stock Option Agreement	8-K	001-40377	10.1	July 19, 2023
10.8+	Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers.	S-1/A	333-254663	10.9	April 14, 2021
10.9+	Offer Letter dated June 27, 2023, by and between NeuroPace and Joel Becker	8-K	001-40377	10.2	June 28, 2023
10.10+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Rebecca Kuhn.	S-1	333-254663	10.12	March 24, 2021
10.11+	Amended and Restated Offer Letter, dated March 24, 2021, by and between the Company and Martha Morell, M.D.	S-1	333-254663	10.13	March 24, 2021
10.12+	Transition and Separation Agreement, dated February 7, 2024 by and between the Company and Irina Ridley.	10-K	001-40337	10.12	March 5, 2024

10.13	Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC.	S-1	333-254663	10.17	March 24, 2021
10.14	First Amendment to Term Loan Agreement, dated September 24, 2020, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG Servicing LLC	10-Q	001-40337	10.1	May 12, 2022
10.15	Second Amendment to Term Loan Agreement, dated February 28, 2023, by among the Company, the Subsidiary Guarantors from time to time party thereto, the Lenders from time to time party thereto and CRG	10-Q	001-40337	10.1	May 4, 2023
10.16**	Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.	10-K	001-40337	10.16	March 5, 2024
10.17**	Amendment 1 to Supply Agreement, dated November 16, 2022, by and between the Company and Micro Systems Technologies, Inc.	10-Q	001-40337	10.2	May 4, 2023
10.18**	Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	S-1/A	333-254663	10.19	April 14, 2021
10.19**	First Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	10-K	001-40337	10.19	March 5, 2024
10.20**	Second Amendment to Supply Agreement, dated January 1, 2021, by and between the Company and Greatbatch Ltd.	10-K	001-40337	10.20	March 5, 2024
10.21+	Non-Employee Director Compensation Policy, as amended as of October 30, 2024.	10-K	001-40377	10.5	March 4, 2025
10.22	Office Lease, dated August 24, 2011, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.21	April 14, 2021
10.23	First Amendment to Office Lease, dated May 24, 2018, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.22	April 14, 2021

10.24	Lease Modification Agreement, dated April 30, 2020, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	S-1/A	333-254663	10.23	April 14, 2021
10.25	Second Amendment to Office Lease, dated August 22, 2022, by and between the Company and BXP Research Park LP (f/k/a BP MV Research Park LLC).	10-Q	001-40337	10.2	November 8, 2022
10.26+	Officer Severance Benefit Plan.	S-1/A	333-254663	10.24	April 14, 2021
10.27+	Employee Cash Incentive Plan.	S-1/A	333-254663	10.25	April 14, 2021
10.28	Amended and Restated Investors’ Rights Agreement, dated August 19, 2020, by and among the Registrant and the investors listed on Exhibit A thereto.	S-1/A	333-254663	10.1	April 14, 2021
10.29**	Exclusive Distribution Agreement, dated August 9, 2022, by and between the Company and DIXI Medical USA Corp.	10-Q	001-40337	10.3	November 8, 2022
10.30	Sales Agreement, dated November 8, 2022, among the registrant and SVB Securities LLC	S-3	333-268243	1.2	November 8, 2022
10.31	Stock Purchase Agreement, dated February 13, 2025, by and between the Registrant and KCK Ltd.	10-Q	001-40337	10.1	May 13, 2025
10.32	Separation Agreement, dated June 20, 2025, by and between the Company and Rebecca Kuhn.	10-Q	001-40337	10.1	August 12, 2025
10.33+	Offer Letter, dated June 5, 2025, by and between the Company and Patrick Williams.	10-Q	001-40337	10.2	August 12, 2025
10.34#	Credit, Security and Guaranty Agreement, dated June 4, 2025, by and among the Company, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto.	10-Q	001-40337	10.3	August 12, 2025
19.1	Insider Trading Policy	10-K	001-40377	10.5	March 4, 2025
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page hereto).					X
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97+	Incentive Compensation Recoupment Policy.	10-K	001-40337	97	March 5, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its SBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibits 101					X
_________________
+ Indicates management contract or compensatory plan.
# Schedules and exhibits to this agreement have been omitted in accordance with Rule 601(a)(5) of Regulation S-K. The Company will provide a copy of any omitted schedule or exhibit to the SEC or its staff upon request.
* The certification attached as Exhibit 32.1 accompanies this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.
**    Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on March 3, 2026.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer (Principal Financial and Accounting Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joel Becker and Patrick F. Williams, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or his or her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joel Becker	Director, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2026
Joel Becker

/s/ Patrick F. Williams	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2026
Patrick F. Williams

/s/ Frank Fischer	Director	March 3, 2026
Frank Fischer

/s/ Lisa Andrade	Director	March 3, 2026
Lisa Andrade

/s/ Uri Geiger	Director	March 3, 2026
Uri Geiger

/s/ Scott Huennekens	Director	March 3, 2026
Scott Huennekens

/s/ Rakhi Kumar	Director	March 3, 2026
Rakhi Kumar

/s/ Joseph S. Lacob	Director	March 3, 2026
Joseph S. Lacob

/s/ Renee Ryan	Director	March 3, 2026
Renee Ryan