Form 10-Q
period 2026-03-31
NeuroPace Inc
filed 2026-05-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 8, 2026, there were approximately 34,093,745 shares of the Registrant's common stock outstanding.

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
•our expectations regarding the impact of public health crises and geopolitical tensions, such as the Russia-Ukraine war and the U.S. war with Iran, on our business, our industry and the economy;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except for share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$14,779	$21,692
Short-term investments	39,202	39,366
Accounts receivable	14,788	14,681
Inventory	16,694	16,896
Prepaid expenses and other current assets	1,515	1,438
Total current assets	86,978	94,073
Property and equipment, net	1,283	1,125
Operating lease right-of-use asset	9,679	10,132
Restricted cash	852	122
Other assets	106	113
Total assets	$98,898	$105,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,512	$2,217
Accrued liabilities	9,344	13,339
Operating lease liability	2,186	2,117
Deferred revenue	126	141
Total current liabilities	16,168	17,814
Long-term debt	59,021	58,884
Operating lease liability, net of current portion	9,255	9,836
Total liabilities	84,444	86,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 33,909,408 and 33,574,759 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	573,524	571,412
Accumulated deficit	(559,104)	(552,415)
Total stockholders’ equity	14,454	19,031
Total liabilities and stockholders’ equity	$98,898	$105,565

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2026	2025
Revenue	$22,068	$22,524
Cost of goods sold	4,020	5,182
Gross profit	18,048	17,342
Operating expenses:
Sales and marketing	11,583	11,003
Research and development	7,189	7,440
General and administrative	4,844	4,046
Total operating expenses	23,616	22,489
Loss from operations	(5,568)	(5,147)
Interest income	565	793
Interest expense	(1,521)	(2,153)
Other income (expense), net	(165)	(82)
Net loss and comprehensive loss	$(6,689)	$(6,589)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.21)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,716,813	31,480,911
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2026	33,574,759	$34	$571,412	$(552,415)	$19,031
Net loss	—	—	—	(6,689)	(6,689)
Issuance of common stock pursuant to stock option exercises	41,603	—	10	—	10
Issuance of common stock upon vesting of restricted stock units	305,646	—	—	—	—
Shares withheld for taxes	(12,600)	—	(176)	—	(176)
Stock-based compensation	—	—	2,278	—	2,278
Balances as of March 31, 2026	33,909,408	$34	$573,524	$(559,104)	$14,454

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2025	30,145,039	$30	$538,933	$(530,950)	$8,013
Net loss	—	—	—	(6,589)	(6,589)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	101,301	1	384	—	385
Issuance of common stock upon vesting of restricted stock units	299,535	—	—	—	—
Shares withheld for taxes	(17,380)	—	(228)	—	(228)
Stock-based compensation	—	—	2,626	—	2,626
Balances at March 31, 2025	32,751,240	$33	$561,775	$(537,539)	$24,269

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(6,689)	$(6,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,278	2,626
Depreciation	60	49
Amortization of debt discount and issuance costs	68	49
Non-cash interest expense	77	213
Amortization of right-of-use asset	453	413
Unrealized loss on short-term investments	165	82
Inventory write-downs	76	44
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(108)	(2,585)
Inventory	125	(243)
Prepaid expenses and other assets	(77)	150
Accounts payable	2,195	966
Accrued liabilities	(3,995)	(2,333)
Deferred revenue	(15)	124
Operating lease liabilities	(513)	(450)
Net cash used in operating activities	(5,900)	(7,482)
Cash flows from investing activities
Acquisition of property and equipment	(117)	(37)
Net cash used in investing activities	(117)	(37)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	—	70,265
Repurchase of common stock from KCK Ltd.	—	(49,546)
Proceeds from issuance of common stock under employee plans	10	385
Taxes withheld and paid related to net share settlement of equity awards	(176)	(228)
Proceeds from At-the-Market offering, net of sales commission	—	232
Net cash (used in) provided by financing activities	(166)	21,108
Net increase (decrease) in cash and cash equivalents	(6,183)	13,589
Cash, cash equivalents and restricted cash at the Beginning of the Period	21,814	13,552
Cash, cash equivalents and restricted cash at the End of the Period	$15,631	$27,141
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$14,779	$27,019
Restricted cash	852	122
Cash, cash equivalents and restricted cash in balance sheets	$15,631	$27,141
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,388	$1,890
Supplemental disclosures of non-cash investing and financing information:
Follow-on offering costs included in accounts payable and accrued liabilities	$—	$611
Deferred offering costs offset against additional paid-in capital	$—	$277
Purchase of property and equipment included in accounts payable	$114	$141
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
At-the-Market Equity Offering
In November 2022, the Company filed a shelf registration statement on Form S-3 with the Securities Exchange Commission, or the SEC, for up to $150.0 million of securities, including up to $50.0 million under an at-the-market, or ATM, equity program pursuant to a sales agreement with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink commissions of up to 3.0% of the gross proceeds. The Company’s common stock were issued at prevailing market prices. In January 2025, the Company sold 18,590 shares under the ATM program for net proceeds of $0.2 million. In February 2025, the Company terminated the Sales Agreement and the ATM program. At termination, $38.3 million remained available under the ATM program.
Follow-On Offering
In February 2025, the Company completed a follow-on offering of 7,475,000 shares of common stock, including 975,000 shares issued upon exercise of the underwriters’ option, at $10.00 per share. The net proceeds were $69.7 million after underwriting discounts, commissions and offering expenses. The Company used $49.5 million of the net proceeds to repurchase all of the 5,270,845 shares held by its significant stockholder (a related party), KCK Ltd., at $9.40 per share. The repurchased shares became authorized but unissued shares.
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $559.1 million as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company used $5.9 million and $7.5 million of cash in its operating activities, respectively. As of March 31, 2026, the Company had cash, cash equivalents and short-term investments of $54.0 million. Historically, the Company has funded its operations principally through the sales of its products, issuance of equity securities and debt financing.
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
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60.0 million until June 30, 2027, and (b) $40.0 million thereafter; or provided the Company earns at least $90.0 million net revenue from the RNS System in 2026, liquidity shall be no less than $35.0 million thereafter. If liquidity falls below the Applicable Liquidity Threshold, the Company must satisfy minimum annual trailing net RNS System revenue, tested quarterly, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. The Company’s trailing 12-month net RNS System revenue was $85.2 million as of March 31, 2026, exceeding the $71.9 million minimum per the MidCap Credit Agreement. The MidCap Credit Agreement also requires the Company to maintain a Minimum Liquidity balance of $25.0 million. Liquidity is defined as cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. Failure to comply with these covenants could result in acceleration of the debt and requires the Company to obtain additional capital and may raise doubt about the Company’s ability to continue as a going concern. As of March 31, 2026, the Company was in compliance with all covenants of the MidCap Credit Agreement.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 3, 2026. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026.
Use of Estimates
The preparation of unaudited interim condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures. The Company uses significant judgments when making estimates related to the provision for excess and obsolete inventories. Actual results may ultimately materially differ from these estimates and assumptions.
Concentration of Credit Risk, and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable to the extent of the amounts recorded on the balance sheets.
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States. For the three months ended March 31, 2026 and 2025, there were no customers that represented 10% or more of revenue. As of March 31, 2026 and December 31, 2025, no customer represented 10% or more of the Company’s accounts receivable.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.1 million as of March 31, 2026 and December 31, 2025. Revenue recognized during the three months ended March 31, 2026 and March 31, 2025 that was included in the deferred revenue balance at the beginning of the year was $0.1 million and $0.2 million, respectively.
As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.9 million, which the Company expects to recognize as revenue by June 2028 pursuant to customer contract terms.
Government Programs
The Company continues to receive funding under its National Institutes of Health, or NIH, grant and recognizes funding as a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.2 million and $0.1 million in funding during the three months ended March 31, 2026 and 2025, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of March 31, 2026, the Company recorded prepaid expenses and other current assets of less than $0.1 million related to the fifth year of funding.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, providing a practical expedient to measure credit losses on current accounts receivable and current contract assets under Accounting Standards Codification 606, Revenue from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods and should be applied prospectively. The Company adopted this ASU effective January 1, 2026. The adoption of this ASU did not have an impact on the Company’s financial statements and related disclosures.
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
3.Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The Company uses the following hierarchy to classify inputs used in measuring fair value:
Level 1Quoted prices in active markets for identical assets or liabilities.
Level 2Observable inputs other than Level 1
Level 3Unobservable inputs
The Company measures fair value using the market approach based on observable market data for identical or comparable instruments.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The following tables summarize the Company’s financial assets (cash equivalents and marketable securities) at fair value:

	March 31, 2026	Basis for Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$11,730	$11,730	$—	$—
Fixed income mutual fund, included in short-term investments	39,202	39,202	—	—
Total	$50,932	$50,932	$—	$—

	December 31, 2025	Basis for Fair Value Measurements
(in thousands)		Level 1	Level 2	Level 3
Money market funds, included in cash and cash equivalents	$18,965	$18,965	$—	$—
Fixed income mutual fund, included in short-term investments	39,366	39,366	—	—
Total	$58,331	$58,331	$—	$—
There were no liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2026 and December 31, 2025.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The fixed income mutual fund is a short-term investment which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investment is recorded in interest income. During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.1 million in unrealized losses from its short-term investment, respectively. The Company’s short-term investment had a cumulative unrealized net gain of $0.0 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials	$6,114	$6,209
Work-in-process	4,379	2,778
Finished goods	6,201	7,909
Total	$16,694	$16,896

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Property and Equipment, net
Property and equipment, net consists of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Machinery, equipment, furniture and fixtures	$4,948	$4,917
Computer equipment and software	2,166	1,979
Leasehold improvements	2,435	2,435
Total	9,549	9,331
Less: Accumulated depreciation	(8,266)	(8,206)
Property and equipment, net	$1,283	$1,125
Depreciation expense for the each of the three months ended March 31, 2026 and 2025 was less than $0.1 million.
Accrued Liabilities
Accrued liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Payroll and related expenses	$6,998	$10,492
Inventory purchases	731	874
Interest payable	—	484
Professional fees	203	374
Vendor-related expenses	593	256
Other	819	859
Total	$9,344	$13,339

5.Commitments and Contingencies
Facility Lease
The Company leases combined office and manufacturing facilities in Mountain View, California under a non‑cancelable operating lease originally entered into in 2011 and amended most recently in 2022 to extend the term through June 2030. The lease includes an option to extend for an additional five‑year period through June 30, 2035. The renewal terms have not been included in the lease term used to calculate the right-of-use assets and lease liability as it is not reasonably certain that the Company will exercise the option. In connection with the lease, the Company maintains a letter of credit of $0.2 million in lieu of a security deposit.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities are as follows:

(in thousands)	March 31, 2026
2026 (remaining nine months)	$2,273
2027	3,122
2028	3,215
2029	3,312
2030	1,704
Total undiscounted lease payments	13,626
Less: imputed interest	2,185
Total operating lease liability	11,441
Less: current portion	2,186
Operating lease liability, net of current portion	$9,255
Operating lease cost was $0.7 million for the each of the three months ended March 31, 2026 and 2025. As of March 31, 2026, the remaining term for the operating lease in Mountain View, California was 4.25 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
During the three months ended March 31, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $0.8 million and $0.7 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp, or DIXI Medical, for its stereo electroencephalography product line, with an initial term through September 30, 2025. The Distribution Agreement required annual purchase commitments, which increased by 10% each year during the term. The Company satisfied these purchase commitment.
The Distribution Agreement provided for automatic one-year renewals unless either party gave at least 180 days notice of non-renewal. In March 2025, the Company provided notice of its intent not to renew and the Distribution Agreement terminated on September 30, 2025.
Following expiration, the Company was permitted to sell remaining inventory during a wind-down period, after which DIXI Medical was required to buy back, at cost, any DIXI product inventory with at least six months remaining shelf life held by the Company.
In December 2025, the Company and DIXI Medical amended the Distribution Agreement to end the wind-down period and cease commercial partnership activities on December 31, 2025. The Company has substantially completed the return of remaining inventory and had $0.4 million DIXI inventory as of March 31, 2026.
As discussed in Note 12, the Company expects to complete the return of all remaining DIXI inventory to DIXI Medical and cease all commercial partnership activities related to its Distribution Agreement with DIXI Medical by June 30, 2026.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and indemnification provisions. The Company’s exposure under these arrangements is unknown, as it involves potential future claims.
The Company also indemnifies its directors and officers, subject to certain limits, as permitted under Delaware law and its governing documents. These obligations extend through the duration of any related proceedings, and the

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
maximum potential payments are not estimable. The Company believes that the fair value of such obligations is minimal and has not recognized any liabilities as of March 31, 2026 and December 31, 2025.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company records a liability for contingent obligations when a loss is probable and reasonably estimable. No accrual was required as of March 31, 2026 and December 31, 2025.
Legal Proceedings
The Company is not involved in any material legal proceedings. From time to time, the Company may be involved in litigation arising in the ordinary course of business. The Company regularly evaluates current information and records accruals as appropriate. Legal costs are expensed as incurred. No material accruals were recorded as of March 31, 2026 and December 31, 2025.
6.Debt
CRG Term Loan
In September 2020, the Company entered into a Term Loan Agreement with CRG Partners IV L.P. and its affiliates, or the CRG Term Loan, and borrowed $50.0 million. The CRG Term Loan initially bore interest at a rate of 12.5% per year and was interest-only through maturity on September 30, 2025. In February 2023, the CRG Term Loan was amended which increased the annual interest rate to 13.5% effective March 1, 2023. In May 2024, the maturity date was extended to September 30, 2026. Interest was payable quarterly at the end of each calendar quarter. The CRG Term Loan was collateralized by substantially all of the Company’s assets and included customary covenants and default provisions.
In June 2025, the Company repaid the CRG Term Loan in full using the proceeds from MidCap Term Loan (as defined below). Total repayment amounted to $61.9 million, including principal of $56.0 million, interest of $1.4 million and backend fee of $4.5 million, which was reduced from 10% to 8% upon repayment. The repayment was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $0.5 million included in other income (expense), net in the statements of operations and comprehensive loss.
During the three months ended March 31, 2025, the Company recorded interest expense and interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $2.2 million and less than $0.1 million, respectively.
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
The Loans mature on June 4, 2030 with principal due at maturity. The MidCap Term Loan bears interest at an annual rate of the 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a 2.0% SOFR floor. Borrowings under the Revolver will accrue interest at an annual rate of the 30-day forward-looking term SOFR plus 3.75%, subject to a 2.0% SOFR floor. Following the initial borrowing of the Revolver, the Company will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears.
The Company may repay the Loans, in whole or in part, at any time, subject to a prepayment premium of 3.0%, 2.0%, and 1.0% in the first, second and third years, respectively, and 0% thereafter. In addition, the MidCap Term

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Loan is subject to a 2% exit fee upon repayment. In addition, the Company shall pay an annual administrative fee, payable in advance, equal to 0.25% of the aggregate outstanding principal of the MidCap Term Loan.
The Loans are collateralized by substantially all of the Company’s assets and subject to customary covenants and default provisions (see Note 1 for its financial covenants).
The Company incurred $1.5 million of debt issuance costs, recorded as a discount on the MidCap Term Loan and amortized over the life of the loan using the effective interest method.
Interest expense on the MidCap Term Loan was $1.5 million for the three months ended March 31, 2026, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of $0.1 million.
The Revolver has not been drawn upon as of March 31, 2026.
The following table sets forth the Company’s future minimum payments for the MidCap Term Loan as of March 31, 2026. Estimated future interest payments are calculated using the effective interest rate of 10.8% at March 31, 2026.

(in thousands)	Estimated Interest and Administrative Fee	Principal and Exit Fee	Total
2026 (remaining nine months)	$4,352	$—	$4,352
2027	5,727	—	5,727
2028	5,742	—	5,742
2029	5,727	—	5,727
2030	2,842	61,200	64,042
Total	$24,390	$61,200	$85,590
Less: Unamortized debt discount and issuance cost			(2,779)
Less: Interest			(23,790)
Long-term Debt			$59,021

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock with a par value of $0.001 per share.
The holders of common stock are entitled to receive dividends when declared by the Board of Directors, subject to legally available funds. No dividends had been declared as of March 31, 2026 and December 31, 2025.
The Company’s common stock reserved for future issuance is as follows:

	March 31,	December 31,
	2026	2025
Shares available for future grant under the 2021 Equity Incentive Plan	3,709,726	2,700,057
Outstanding options under the 2021 Equity Incentive Plan	2,176,749	2,218,352
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Common stock available for Employee Stock Purchase Plan	985,778	650,031
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,218,111	1,177,836
Total	8,470,788	7,126,700

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
8.    Stock Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2026	2,700,057
Authorized	1,342,990
Granted/Awarded	(356,357)
Cancelled	10,436
Withheld for taxes	12,600
Shares available for grant as of March 31, 2026	3,709,726
A summary of stock option activity is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	2,598,776	$7.09	7.10	$22,510
Granted	—	$—
Exercised	(41,603)	$0.24
Cancelled	—	$—
Outstanding as of March 31, 2026	2,557,173	$7.20	6.88	$16,964
Vested and exercisable at March 31, 2026	1,894,067	$6.13	6.33	$14,550
Vested and expected to vest at March 31, 2026	2,557,173	$7.20	6.88	$16,964
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. Under the ESPP, eligible employees may purchase shares through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock at the beginning or end of each offering period, typically six months. An aggregate of 580,000 shares was initially reserved for issuance, with an additional 335,747 shares added in January 2026 pursuant to the plan’s automatic increase provision.
As of March 31, 2026, 985,778 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. A new offering period of six months began December 7, 2025 and will end June 6, 2026.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, is as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant Date Fair Value
Unvested, January 1, 2026	1,177,836	$11.42
Granted	356,357	$13.60
Vested	(305,646)	$9.16
Cancelled	(10,436)	$12.45
Unvested, March 31, 2026	1,218,111	$12.62
Stock-Based Compensation
The Company recognized stock-based compensation as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of goods sold	$138	$178
Sales and marketing	595	783
Research and development	713	872
General and administrative	832	793
Total stock-based compensation	$2,278	$2,626
As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $18.4 million, which will be amortized on a straight-line basis over a weighted average remaining period of 2.8 years.
As of March 31, 2026, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2026 and 2025 due to cumulative net losses. Deferred tax assets, primarily related to net operating losses, are fully offset by a valuation allowance as realization is not considered more likely than not.
The Company accounts for the uncertainty in income taxes in accordance with applicable guidance. There were no changes in unrecognized tax benefits during the period.
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(6,689)	$(6,589)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	33,716,813	31,480,911
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.21)

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	March 31,
	2026	2025
Options to purchase common stock	2,557,173	2,553,690
Unvested RSUs	1,218,111	1,746,958
Shares committed under ESPP	62,403	68,629
Total Shares	3,837,687	4,369,277

11.    Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.7 million and $0.1 million, was in the United States for the three months ended March 31, 2026 and 2025, respectively, based on the shipping location of the external customer.
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
12.    Subsequent Events
As noted in Note 5, the Company and DIXI Medical amended the Distribution Agreement to end the wind-down period and cease commercial partnership activities on December 31, 2025. The Company has substantially completed the return of remaining inventory and had $0.4 million DIXI inventory as of March 31, 2026.
During the period from April 1, 2026 to May 12, 2026, the Company returned $0.1 million DIXI inventory. As of May 12, 2026, the Company holds $0.3 million DIXI inventory, which it expects to return by June 30, 2026.
Based on the facts and circumstances, management believes that the termination of its Distribution Agreement with DIXI Medical represents a strategic shift that is expected to have a major effect on the Company’s operations and financial results. The Company has evaluated the termination of the Distribution Agreement under the guidance in ASC 205-20 and expects that upon return of the remaining $0.3 million DIXI inventory, the criteria for presentation as discontinued operations will be met. Accordingly, the Company expects to present the operating results of the Distribution Agreement with DIXI Medical as discontinued operations in its condensed statements of operations and comprehensive loss in future periods, which may begin in the quarter ending June 30, 2026 and the applicable comparable periods presented.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The following information presents selected historical operating results of the Distribution Agreement with DIXI Medical for informational purposes only and does not represent discontinued operations presentation for the periods presented.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$65	$4,203
Cost of goods sold	28	1,992
Gross profit	37	2,211
Operating expenses:
Sales and marketing	—	598
Income from DIXI Distribution Agreement	$37	$1,613

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. Primary effectiveness endpoint data from our Post-approval Study in this patient population demonstrated that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. These data points from the Post-approval Study were presented at the American Academy of Neurology Annual Meeting in April 2025.
We are conducting studies to expand our indication for use in patients with drug-resistant idiopathic generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In March 2025, the last patient in our NAUTILUS study for drug-resistant idiopathic generalized epilepsy completed one year of follow up. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. While the primary effectiveness endpoint did not reach statistical significance in the overall study, pre-specified secondary endpoints did show meaningful and clinically significant seizure reduction. In December 2025, we filed the Premarket Approval Supplement, or PMA-S, to support label expansion for our RNS System in patients who have drug-resistant idiopathic generalized epilepsy. The PMA-S is supported by pre-specified secondary endpoint data, which demonstrated robust 77% median GTC seizure reduction and a favorable safety profile in this highly refractory patient population at 18 months of therapy. Patients in the NAUTILUS trial continue to participate in the study through the completion of two years after the device implant, with prespecified collection of safety and effectiveness data occurring upon completion of the two years post-implant, and we anticipate the final patient two-year completion in the first half of 2026. We anticipate potential NAUTILUS PMA-S approval in mid-2026.
In 2025, in an effort to further support the pediatric focal epilepsy label expansion efforts that we began with the RESPONSE study, we began a collaboration with the National Evaluation System for health Technology, or NEST, and the FDA to pursue the use of real-world data to support expanded labeling for patients ages 12 to 17. These efforts continue into 2026.

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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of March 31, 2026, we had an accumulated deficit of $559.1 million, cash, cash equivalents and short-term investments of $54.0 million, and $59.0 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Collaborations and Partnerships
DIXI Distribution Agreement
As previously announced, our exclusive distribution agreement with DIXI Medical USA Corp., or DIXI Medical, expired on September 30, 2025. Under the agreement, entered into in August 2022, we served as the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. The Distribution Agreement had an initial term of three years. In March 2025, we notified DIXI Medical of our intent to not renew the Distribution Agreement. Although the Distribution Agreement provided for a six-month wind down period following the expiration, the parties amended the terms to end the wind down on December 31, 2025. We sold DIXI products through December 31, 2025, have substantially completed the return of remaining inventory, and held $0.4 million DIXI inventory as of March 31, 2026. We expect to complete the return of all remaining DIXI inventory to DIXI Medical and cease all commercial partnership activities related to our Distribution Agreement with DIXI Medical by June 30, 2026. See Note 12 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Rapport Agreement
We continue to perform under our collaboration agreement with Rapport Therapeutics, Inc., or Rapport, including the extension executed in June 2025, to provide data, biomarker monitoring, and analysis services in support of Rapport’s clinical trial. The arrangement is expected to continue through the first half of 2028. There were no material changes to the agreement during the three months ended March 31, 2026.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We have experienced and may continue to experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. With the termination of the Distribution Agreement and cessation of DIXI product sales on December 31, 2025, there is no further revenue from DIXI product sales, reducing future variability in our gross margin.
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
We derived revenue from sales of DIXI Medical products, primarily to our current customer base. The Distribution Agreement expired on September 30, 2025, and under an amendment to the agreement, we exercised our right to continue to sell DIXI Medical products in our inventory through December 31, 2025, after which DIXI Medical is contractually obligated to repurchase remaining DIXI product inventory held by us that has at least six month of remaining shelf life at cost.
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
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing employees, including stock-based compensation and sales-based variable compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses and allocated facility and information technology expenses. We expense sales variable compensation when revenue related to the underlying sale is recognized. We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses will increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. Through December 31, 2025, sales and marketing expenses also included costs of selling DIXI Medical products.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	% Change
Revenue	$22,068	$22,524	$(456)	(2)%
Cost of goods sold	4,020	5,182	(1,162)	(22)%
Gross profit	18,048	17,342	706	4%
Operating expenses:
Sales and marketing	11,583	11,003	580	5%
Research and development	7,189	7,440	(251)	(3)%
General and administrative	4,844	4,046	798	20%
Total operating expenses	23,616	22,489	1,127	5%
Loss from operations	(5,568)	(5,147)	(421)	8%
Interest income	565	793	(228)	(29)%
Interest expense	(1,521)	(2,153)	632	(29)%
Other income (expense), net	(165)	(82)	(83)	101%
Net loss and comprehensive loss	$(6,689)	$(6,589)	$(100)	2%
Revenue
Revenue decreased by $0.5 million, or 2%, to $22.1 million during the three months ended March 31, 2026, compared to $22.5 million during the three months ended March 31, 2025. The decrease in revenue was primarily due to the termination of the Distribution Agreement with DIXI Medical, offset by an increase in the number of RNS System units sold resulting from a higher number of initial implants and replacements. All of our revenue, with the exception of $0.7 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $1.2 million, or 22%, to $4.0 million during the three months ended March 31, 2026, compared to $5.2 million during the three months ended March 31, 2025. The decrease was primarily due to the termination of the Distribution Agreement with DIXI Medical, partially offset by increase in the number of RNS System units sold. Our gross margin increased from 77.0% for the three months ended March 31, 2025 to 81.8% for the three months ended March 31, 2026 primarily due to the lower gross margin from distribution of DIXI Medical products.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.6 million, or 5%, to $11.6 million during the three months ended March 31, 2026, compared to $11.0 million during the three months ended March 31, 2025, primarily due to an increase of 0.4 million in personnel-related expenses resulting from an increase in sales and field support personnel headcount, and $0.2 million in marketing expenses, including travel.

Research and Development Expenses
Research and development expenses decreased by $0.3 million, or 3%, to $7.2 million during the three months ended March 31, 2026, compared to $7.4 million during the three months ended March 31, 2025, primarily due to a decrease of $0.5 million in clinical trial studies and other expenses, offset by an increase of $0.3 million in personnel-related expense, driven by an increase in headcount.
General and Administrative Expenses
General and administrative expenses increased by $0.8 million, or 20%, to $4.8 million during the three months ended March 31, 2026, compared to $4.0 million during the three months ended March 31, 2025, primarily due to an increase of $0.8 million in personnel-related expenses.
Interest Expense and Income
Interest expense decreased to $1.5 million for the three months ended March 31, 2026, compared to $2.2 million for the three months ended March 31, 2025, due to the lower annual effective interest rate pursuant to the MidCap Term Loan compared to CRG Term Loan. Interest income decreased by $0.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower cash and cash equivalents balances.
Other Income (Expense), net
Other income (expense), net decreased by $0.1 million to $0.2 million during the three months ended March 31, 2026, compared to less than $0.1 million during the three months ended March 31, 2025, primarily due to unrealized loss, net on short-term investments in the three months ended March 31, 2026.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $54.0 million and $59.0 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
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
CRG Term Loan
In September 2020, we entered into the CRG Term Loan with CRG Partners IV L.P. and its affiliates and borrowed $50 million. The CRG Term Loan bore interest at a rate of 13.5% per year. Payments under the loan were made quarterly at the end of each calendar quarter. The CRG Term Loan was interest-only through its original maturity of September 30, 2025. In May 2024, we amended the CRG Term Loan to extend the final maturity by one year to September 30, 2026. In June 2025, we repaid the entire obligation under the CRG Term Loan using the proceeds received from the MidCap Term Loan. At the time of repayment, the lender agreed to decrease the exit fee from 10% to 8% of the aggregate principal amount repaid.
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among us, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver and together with the MidCap Term Loan, the Loans. The Revolver has not been drawn upon as of March 31, 2026.
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
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $85.6 million, with $5.7 million due within twelve months of March 31, 2026. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $13.6 million as of March 31, 2026. See Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Summary Statements of Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(5,900)	$(7,482)
Investing activities	(117)	(37)
Financing activities	(166)	21,108
Net increase (decrease) in cash and cash equivalents	$(6,183)	$13,589
Cash Flows Used in Operating Activities
Net cash used in operating activities was $5.9 million for the three months ended March 31, 2026. Cash used in operating activities was primarily a result of the net loss of $6.7 million, adjusted for non-cash charges of $3.2 million and change in operating assets and liabilities of $2.4 million. The non-cash charges primarily consisted of $2.3 million of stock-based compensation, $0.5 million of amortization of right-of-use assets, and $0.2 million of unrealized loss on short-term investments. The change in operating assets and liabilities was primarily due to a decrease in accrued liabilities of $4.0 million largely due to accrued payroll and personnel expenses, and a decrease in operating lease liabilities of $0.5 million, partially offset by an increase in accounts payable of $2.2 million primarily due to the timing of payments to our vendors.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2026, and primarily consisted of purchases of property and equipment.
Net cash used in investing activities was less than less than $0.1 million for the three months ended March 31, 2025, and primarily consisted of purchases of property and equipment.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.2 million for the three months ended March 31, 2026, which primarily consisted of taxes withheld and paid related to net share settlement of equity awards.
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
Our critical accounting policies and estimates are described in “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 3, 2026. There were no material changes to these accounting policies during the three months ended March 31, 2026.
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
Recent Accounting Pronouncements
See “Recent Accounting Pronouncements” in Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $54.0 million, compared to $61.1 million at December 31, 2025, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•our ability to continue to maintain a commercially viable manufacturing process at our manufacturing facility that is compliant with current Good Manufacturing Practices and Quality Management System Regulation, or QMSR;
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
As of March 31, 2026, we had 220 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We use artificial intelligence, or AI, including generative AI, and machine learning, or ML, technologies in our product development activities and have incorporated AI/ML tools into our future product iterations, including ECoG Assistant™, the application for which is currently under review by the FDA. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act and Colorado’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the three months ended March 31, 2026 and 2025, we reported net losses of $6.7 million and $6.6 million, respectively. As a result of these losses, as of March 31, 2026, we had an accumulated deficit of approximately $559.1 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
As previously announced in April 2025, our exclusive distribution relationship with DIXI Medical terminated on September 30, 2025. The winding down of the relationship concluded on December 31, 2025, and DIXI Medical has repurchased all but $0.4 million of the inventory that remained in our possession and met specifications for repurchase. While we continue to believe that we have the ability to achieve cash flow breakeven on our expected timeline without revenue from this distribution agreement, our revenue growth, financial condition and results of operations may be materially affected by its expiration, including our ability to achieve cash flow breakeven and our expected long-range revenue growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2026 and 2025, our net cash used in operating activities was $5.9 million and $7.5 million, respectively. As of March 31, 2026, we had $54.0 million of cash, cash equivalents and short-term investments and $16.2 million in current liabilities.
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
As of March 31, 2026, there were 3.8 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of March 31, 2026, there were approximately 8.5 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of March 31, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 50.0% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline..
Historically, our stock price has been volatile. During the three months ended March 31, 2026, our stock traded as high as $17.90 per share and as low as $12.47 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on May 12, 2026.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer (Principal Financial and Accounting Officer)