Form 10-Q
period 2026-06-30
NeuroPace Inc
filed 2026-08-11
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 7, 2026, there were approximately 34,324,274 shares of the Registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except for share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12,538	$21,692
Short-term investments	39,161	39,366
Accounts receivable	14,930	12,936
Inventory	18,111	14,862
Prepaid expenses and other current assets	1,453	1,438
Current assets of discontinued operations	—	3,779
Total current assets	86,193	94,073
Property and equipment, net	1,243	1,125
Operating lease right-of-use asset	9,216	10,132
Restricted cash	241	122
Other assets	98	113
Total assets	$96,991	$105,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,204	$1,776
Accrued liabilities	10,850	13,184
Operating lease liability	2,256	2,117
Deferred revenue	123	141
Current liabilities of discontinued operations	—	596
Total current liabilities	17,433	17,814
Long-term debt	59,014	58,884
Operating lease liability, net of current portion	8,661	9,836
Total liabilities	85,108	86,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 34,282,567 and 33,574,759 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	577,153	571,412
Accumulated deficit	(565,304)	(552,415)
Total stockholders’ equity	11,883	19,031
Total liabilities and stockholders’ equity	$96,991	$105,565

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Revenue	$22,826	$19,501	$44,829	$37,822
Cost of goods sold	3,920	3,288	7,912	6,478
Gross profit	18,906	16,213	36,917	31,344
Operating expenses:
Sales and marketing	12,124	11,489	23,707	21,894
Research and development	6,898	6,845	14,087	14,285
General and administrative	5,027	6,068	9,871	10,114
Total operating expenses	24,049	24,402	47,665	46,293
Loss from continuing operations	(5,143)	(8,189)	(10,748)	(14,949)
Interest income	523	718	1,088	1,511
Interest expense	(1,539)	(2,059)	(3,060)	(4,212)
Other income (expense), net	(41)	(486)	(206)	(568)
Net loss and comprehensive loss from continuing operations	(6,200)	(10,016)	(12,926)	(18,218)
Net income from discontinued operations	—	1,365	37	2,978
Net loss and comprehensive loss	$(6,200)	$(8,651)	$(12,889)	$(15,240)

Net loss per share from continuing operations attributable to common stockholders, basic and diluted	$(0.18)	$(0.30)	$(0.38)	$(0.57)
Net income per share from discontinued operations attributable to common stockholders, basic and diluted	$0.00	$0.04	$0.00	$0.10
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.26)	$(0.38)	$(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,104,430	32,863,031	33,911,692	32,175,789
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2026	33,574,759	$34	$571,412	$(552,415)	$19,031
Net loss	—	—	—	(6,689)	(6,689)
Issuance of common stock pursuant to stock option exercises	41,603	—	10	—	10
Issuance of common stock upon vesting of restricted stock units	305,646	—	—	—	—
Shares withheld for taxes	(12,600)	—	(176)	—	(176)
Stock-based compensation	—	—	2,278	—	2,278
Balances as of March 31, 2026	33,909,408	34	573,524	(559,104)	14,454
Net loss	—	—	—	(6,200)	(6,200)
Issuance of common stock pursuant to stock option exercises	182,938	—	548	—	548
Issuance of common stock pursuant to Employee Stock Purchase Plan	61,943	—	829	—	829
Issuance of common stock upon vesting of restricted stock units	131,352	—	—	—	—
Shares withheld for taxes	(3,074)	—	(51)	—	(51)
Stock-based compensation	—	—	2,303	—	2,303
Balances as of June 30, 2026	34,282,567	$34	$577,153	$(565,304)	$11,883
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2025	30,145,039	$30	$538,933	$(530,950)	$8,013
Net loss	—	—	—	(6,589)	(6,589)
Issuance of ordinary shares in follow-on offering, net of underwriting discounts and commissions and offering expenses of $5,365	7,475,000	7	69,377	—	69,384
Repurchase of common stock from KCK Ltd.	(5,270,845)	(5)	(49,541)	—	(49,546)
Issuance of common stock as part of At-the-Market offering, net of sales commission and offering expenses of $15	18,590	—	224	—	224
Issuance of common stock pursuant to stock option exercises	101,301	1	384	—	385
Issuance of common stock upon vesting of restricted stock units	299,535	—	—	—	—
Shares withheld for taxes	(17,380)	—	(228)	—	(228)
Stock-based compensation	—	—	2,626	—	2,626
Balances at March 31, 2025	32,751,240	33	561,775	(537,539)	24,269
Net loss	—	—	—	(8,651)	(8,651)
Issuance of common stock pursuant to stock option exercises	21,671	—	146	—	146
Issuance of common stock pursuant to Employee Stock Purchase Plan	66,627	—	620	—	620
Issuance of common stock upon vesting of restricted stock units	215,924	—	—	—	—
Shares withheld for taxes	(11,091)	—	(174)	—	(174)
Stock-based compensation	—	—	3,228	—	3,228
Balances at June 30, 2025	33,044,371	$33	$565,595	$(546,190)	$19,438

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(12,889)	$(15,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,581	5,854
Depreciation	126	104
Amortization of debt discount and issuance costs	138	104
Non-cash interest expense	157	390
Loss on debt extinguishment	—	527
Amortization of right-of-use asset	917	835
Unrealized loss on short-term investments	206	41
Inventory write-downs	144	93
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(249)	(704)
Inventory	(1,360)	(3,058)
Prepaid expenses and other assets	(14)	671
Accounts payable	1,983	1,703
Accrued liabilities	(2,489)	(120)
Deferred revenue	(18)	141
Operating lease liabilities	(1,036)	(911)
Net cash used in operating activities	(9,803)	(9,568)
Cash flows from investing activities
Acquisition of property and equipment	(242)	(205)
Net cash used in investing activities	(242)	(205)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	—	69,704
Repurchase of common stock from KCK Ltd.	—	(49,546)
Proceeds from issuance of common stock under employee plans	1,387	1,151
Taxes withheld and paid related to net share settlement of equity awards	(227)	(402)
Proceeds from At-the-Market offering, net of sales commission	—	232
Proceeds from debt, net of discounts and issuance costs	—	58,568
Payment of annual debt fee	(150)	—
Repayment of debt	—	(60,507)
Net cash provided by financing activities	1,010	19,200
Net increase (decrease) in cash and cash equivalents	(9,035)	9,427
Cash, cash equivalents and restricted cash at the Beginning of the Period	21,814	13,552
Cash, cash equivalents and restricted cash at the End of the Period	$12,779	$22,979
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$12,538	$22,857
Restricted cash	241	122
Cash, cash equivalents and restricted cash in balance sheets	$12,779	$22,979
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,792	$3,276
Supplemental disclosures of non-cash investing and financing information:
Follow-on offering costs included in accounts payable and accrued liabilities	$—	$50
Debt issuance costs included in accounts payable and accrued liabilities	$—	$82
Deferred offering costs offset against additional paid-in capital	$—	$277
Purchase of property and equipment included in accounts payable	$17	$25
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
At-the-Market Equity Offering
In November 2022, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or the SEC, for up to $150 million of securities, including up to $50 million under an at-the-market, or ATM, equity program pursuant to a sales agreement with Leerink Partners LLC, or Leerink (formerly SVB Securities LLC). The Company agreed to pay Leerink commissions of up to 3.0% of the gross proceeds. The Company’s common stock was issued at prevailing market prices. In January 2025, the Company sold 18,590 shares under the ATM program for net proceeds of $0.2 million. In February 2025, the Company terminated the Sales Agreement and the ATM program. At termination, $38.3 million remained available under the ATM program.
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $565.3 million as of June 30, 2026. For the six months ended June 30, 2026 and 2025, the Company used $9.8 million and $9.6 million of cash in its operating activities, respectively. As of June 30, 2026, the Company had cash, cash equivalents and short-term investments of $51.7 million. Historically, the Company has funded its operations principally through the sales of its products, issuances of equity securities and debt financing.
The Company’s unaudited interim condensed financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Management believes that the Company’s cash, cash equivalents and short-term investments will allow the Company to continue its planned operations for at least the next 12 months from the date of the issuance of these unaudited interim condensed financial statements.
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60.0 million until June 30, 2027, and (b) $40.0 million thereafter; or provided the Company earns at least $90.0 million net revenue from the RNS System in 2026, liquidity shall be no less than $35.0 million thereafter. If liquidity falls below the Applicable Liquidity Threshold, the Company must satisfy minimum annual trailing net RNS System revenue, tested quarterly, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. The Company’s trailing 12-month net RNS System revenue was $89.2 million as of June 30, 2026, exceeding the $72.8 million minimum per the MidCap Credit Agreement. The MidCap Credit Agreement also requires the Company to maintain a Minimum Liquidity balance of $25.0 million. Liquidity is defined as cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. Failure to comply with these covenants could result in acceleration of the debt and requires the Company to obtain additional capital and may raise doubt about the Company’s ability to continue as a going concern. As of June 30, 2026, the Company was in compliance with all covenants of the MidCap Credit Agreement.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
2.Summary of Significant Accounting Policies
Basis of Presentation
The unaudited interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, or GAAP. Certain prior period amounts have been reclassified to conform to the current period presentation of the DIXI Medical product operations as a discontinued operation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities or total stockholders’ equity.
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 3, 2026. In the opinion of management, all normal recurring adjustments necessary for a fair statement have been included. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026.
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
The Company’s accounts receivable, with the exception of $0.2 million, are due from a variety of health care organizations in the United States as of June 30, 2026. For the three and six months ended June 30, 2026 and 2025, there were no customers that represented 10% or more of revenue. As of June 30, 2026 and December 31, 2025, no customer represented 10% or more of the Company’s accounts receivable.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.1 million as of June 30, 2026 and December 31, 2025. Revenue recognized during the three months ended June 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the year was $0.0 million and $0.4 million, respectively. Revenue recognized during the six months ended June 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the year was $0.1 million and $0.6 million, respectively.
As of June 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.6 million, which the Company expects to recognize as revenue by June 2028 pursuant to customer contract terms.
Government Programs
Through June 30, 2026, the Company received funding under the National Institutes of Health, or NIH, grant which was issued for a five-year period in May 2021, and recognized funding as a reduction in research and

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The Company received $0.1 million in funding during the three months ended June 30, 2026 and no funding during the three months ended June 30, 2025. The Company received $0.3 million and $0.1 million in funding during the six months ended June 30, 2026 and 2025, respectively.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of June 30, 2026, the Company recorded prepaid expenses and other current assets of $0.1 million related to the fifth year of funding.
Discontinued Operations
A discontinued operation represents a component of the Company that has been disposed of or abandoned and that represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, in accordance with ASC 205‑20, Presentation of Financial Statements—Discontinued Operations. During the three months ended June 30, 2026, the Company concluded that the abandonment of its DIXI Medical product operations met the criteria to be accounted for as a discontinued operation. Accordingly, the operating results related to this component are presented as discontinued operations in the Company’s condensed statements of operations and comprehensive loss, and the related assets and liabilities are presented separately as current assets of discontinued operations and current liabilities of discontinued operations in the Company’s condensed balance sheets for all periods presented in this Quarterly Report on Form 10‑Q. See Note 11 for additional information.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update, or ASU, No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets during the three months ended March 31, 2026. The adoption of this ASU did not have an impact on the Company’s financial statements and related disclosures. The Company did not adopt any accounting pronouncements during the three months ended June 30, 2026.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 is intended to provide more detailed information about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and may be applied either prospectively to financial statements issued for reporting periods after its effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, providing authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The standard introduces a framework for determining when grants should be recognized, distinguishing between asset-related and income-related grants, and allows entities to present grants either as a reduction of related expenses or as a separate income line item. Expanded disclosures about the nature, terms, and conditions of grants are required. This ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) that are measured at fair value on a recurring basis, all of which are classified within Level 1 of the fair value hierarchy:

	June 30,	December 31,
(in thousands)	2026	2025
Money market funds, included in cash and cash equivalents	$10,953	$18,965
Fixed income mutual fund, included in short-term investments	39,161	39,366
Total	$50,114	$58,331
There were no liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2026 and December 31, 2025.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The fixed income mutual fund is a short-term investment which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investments is recorded in interest income. During the three months ended June 30, 2026 and 2025, the Company recognized less than $0.1 million in unrealized losses and less than $0.1 million in unrealized gains from its short-term investments, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $0.2 million and less than $0.1 million in unrealized losses from its short-term investments, respectively. The Company’s short-term investments had a cumulative unrealized net loss of less than $0.1 million and a cumulative unrealized net gain of $0.2 million as of June 30, 2026 and December 31, 2025, respectively.
4.Balance Sheet Components
Inventory
Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials	$9,104	$6,209
Work-in-process	3,321	2,778
Finished goods	5,686	5,875
Total	$18,111	$14,862

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Property and Equipment, net
Property and equipment, net consists of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Machinery, equipment, furniture and fixtures	$4,957	$4,917
Computer equipment and software	2,184	1,979
Leasehold improvements	2,435	2,435
Total	9,576	9,331
Less: Accumulated depreciation	(8,333)	(8,206)
Property and equipment, net	$1,243	$1,125
Depreciation expense for each of the three months ended June 30, 2026 and 2025 was less than $0.1 million. Depreciation expense for each of the six months ended June 30, 2026 and 2025 was $0.1 million.
Accrued Liabilities
Accrued liabilities consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Payroll and related expenses	$8,071	$10,337
Inventory purchases	799	874
Interest payable	—	484
Professional fees	325	374
Vendor-related expenses	756	256
Other	899	859
Total	$10,850	$13,184

5.Commitments and Contingencies
Facility Lease
The Company leases combined office and manufacturing facilities in Mountain View, California under a non‑cancelable operating lease originally entered into in 2011 and amended most recently in 2022 to extend the term through June 2030. The lease includes an option to extend for an additional five‑year period through June 30, 2035. The renewal terms have not been included in the lease term used to calculate the right-of-use assets and lease liability as it is not reasonably certain that the Company will exercise the option. In connection with the lease, the Company maintains a letter of credit of $0.1 million in lieu of a security deposit.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The maturities of operating lease liabilities are as follows:

(in thousands)	June 30, 2026
2026 (remaining six months)	$1,515
2027	3,122
2028	3,215
2029	3,312
2030	1,704
Total undiscounted lease payments	12,868
Less: imputed interest	1,951
Total operating lease liability	10,917
Less: current portion	2,256
Operating lease liability, net of current portion	$8,661
Operating lease cost was $0.7 million for each of the three months ended June 30, 2026 and 2025. Operating lease cost was $1.4 million for each of the six months ended June 30, 2026 and 2025. As of June 30, 2026, the remaining term for the operating lease in Mountain View, California was 4 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
For each of the six months ended June 30, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $1.5 million was included in cash flows from operating activities on the condensed statements of cash flows.
Distribution Agreement
In August 2022, the Company entered into an exclusive distribution agreement, or the Distribution Agreement, with DIXI Medical USA Corp., or DIXI Medical, for its stereo electroencephalography product line, with an initial term through September 30, 2025. The Distribution Agreement required annual purchase commitments, which increased by 10% each year during the term. The Company satisfied these purchase commitments.
The Distribution Agreement provided for automatic one-year renewals unless either party gave at least 180 days notice of non-renewal. In March 2025, the Company provided notice of its intent not to renew and the Distribution Agreement expired on September 30, 2025.
Following expiration, the Company was permitted to sell remaining inventory during a wind-down period, after which DIXI Medical was required to buy back, at cost, any DIXI Medical product inventory with at least six months remaining shelf life held by the Company.
In December 2025, the Company and DIXI Medical amended the Distribution Agreement to end the wind-down period and cease commercial partnership activities on December 31, 2025. The Company has completed the return of all remaining inventory and had no DIXI Medical product inventory as of June 30, 2026.
Effective June 30, 2026, the Company concluded that the abandonment of its DIXI Medical product operations represented a strategic shift that would have a major effect on the Company’s operations and financial results. Accordingly, the DIXI Medical product operations met the criteria for presentation as a discontinued operation. See Note 11 for additional information.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and indemnification provisions. The Company’s exposure under these arrangements is unknown, as it involves potential future claims.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Company also indemnifies its directors and officers, subject to certain limits, as permitted under Delaware law and its governing documents. These obligations extend through the duration of any related proceedings, and the maximum potential payments are not estimable. No indemnification claims are currently outstanding, and the Company believes the estimated fair value of these indemnification arrangements is minimal. As such, the Company has not recognized any such liabilities as of June 30, 2026 and December 31, 2025.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company records a liability for contingent obligations when a loss is probable and reasonably estimable. No accrual was required as of June 30, 2026 and December 31, 2025.
Legal Proceedings
The Company is not involved in any material legal proceedings. From time to time, the Company may be involved in litigation arising in the ordinary course of business. The Company regularly evaluates current information and records accruals as appropriate. Legal costs are expensed as incurred. No material accruals were recorded as of June 30, 2026 and December 31, 2025.
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
In June 2025, the Company repaid the CRG Term Loan in full using the proceeds from the MidCap Term Loan (as defined below). Total repayment amounted to $61.9 million, including principal of $56.0 million, interest of $1.4 million and a backend fee of $4.5 million, which was reduced from 10% to 8% upon repayment. The repayment was accounted for as a debt extinguishment and the Company recorded a loss on extinguishment of $0.5 million included in other income (expense), net in the condensed statements of operations and comprehensive loss.
During the three months ended June 30, 2025, the Company recorded interest expense and interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $1.6 million and less than $0.1 million, respectively. During the six months ended June 30, 2025, the Company recorded interest expense and interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $3.7 million and $0.1 million, respectively.
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
The Loans mature on June 4, 2030 with principal due at maturity. The MidCap Term Loan bears interest at an annual rate of the 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a 2.0% SOFR floor. Borrowings under the Revolver will accrue interest at an annual rate of the 30-day forward-looking term SOFR plus 3.75%, subject to a 2.0% SOFR floor. Following the initial borrowing of the Revolver, the

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Company will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears. The date by which the Revolver must be implemented was extended from June 4, 2026 to December 31, 2026. The extension had no impact on the Company’s financial statements.
The Company may repay the Loans, in whole or in part, at any time, subject to a prepayment premium of 3.0%, 2.0%, and 1.0% in the first, second and third years, respectively, and 0% thereafter. In addition, the MidCap Term Loan is subject to a 2% exit fee upon repayment. In addition, the Company shall pay an annual administrative fee, payable in advance, equal to 0.25% of the aggregate outstanding principal of the MidCap Term Loan.
The Loans are collateralized by substantially all of the Company’s assets and subject to customary covenants and default provisions (see Note 1 for its financial covenants).
The Company incurred $1.5 million of debt issuance costs, recorded as a discount on the MidCap Term Loan and amortized over the life of the loan using the effective interest method.
Interest expense on the MidCap Term Loan was $1.5 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of $0.1 million and less than $0.1 million, respectively.
Interest expense on the MidCap Term Loan was $3.0 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively, including interest expense related to debt discount and debt issuance costs of the MidCap Term Loan of $0.3 million and less than $0.1 million, respectively.
The Revolver has not been drawn upon as of June 30, 2026.
The following table sets forth the Company’s future minimum payments for the MidCap Term Loan as of June 30, 2026. Estimated future interest payments are calculated using the effective interest rate of 10.7% at June 30, 2026.

(in thousands)	Estimated Interest and Administrative Fee	Principal and Exit Fee	Total
2026 (remaining six months)	$2,782	$—	$2,782
2027	5,698	—	5,698
2028	5,714	—	5,714
2029	5,698	—	5,698
2030	2,827	61,200	64,027
Total	$22,719	$61,200	$83,919
Less: Unamortized debt discount and issuance cost			(2,636)
Less: Interest			(22,269)
Long-term debt			$59,014

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock with a par value of $0.001 per share.
The holders of common stock are entitled to receive dividends when declared by the Board of Directors, subject to legally available funds. No dividends had been declared as of June 30, 2026 and December 31, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Company’s common stock reserved for future issuance is as follows:

	June 30,	December 31,
	2026	2025
Shares available for future grant under the 2021 Equity Incentive Plan	3,181,220	2,700,057
Outstanding options under the 2021 Equity Incentive Plan	2,369,742	2,218,352
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Common stock available for Employee Stock Purchase Plan	923,835	650,031
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,242,408	1,177,836
Total	8,097,629	7,126,700
8.    Stock Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2026	2,700,057
Authorized	1,342,990
Granted/Awarded	(906,420)
Cancelled	28,919
Withheld for taxes	15,674
Shares available for grant as of June 30, 2026	3,181,220
A summary of stock option activity is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	2,598,776	$7.09	7.10	$22,510
Granted	378,198	$15.39
Exercised	(224,541)	$2.49
Cancelled	(2,267)	$4.93
Outstanding as of June 30, 2026	2,750,166	$8.61	6.74	$20,676
Vested and exercisable at June 30, 2026	1,841,910	$6.80	5.68	$17,286
Vested and expected to vest at June 30, 2026	2,750,166	$8.61	6.74	$20,676
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. An additional 335,747 shares were added to the ESPP share reserve in January 2026 pursuant to the plan’s automatic increase provision. The terms of the ESPP are otherwise unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
As of June 30, 2026, 923,835 shares under the ESPP remain available for purchase. The Company issued 61,943 and 66,627 shares under the ESPP during the six months ended June 30, 2026 and 2025, respectively. The offering period and purchase period are determined by the Board of Directors. A new offering period of six months began June 7, 2026 and will end December 6, 2026.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, is as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	1,177,836	$11.42
Granted	528,222	$14.24
Vested	(436,998)	$10.07
Cancelled	(26,652)	$12.21
Unvested, June 30, 2026	1,242,408	$13.07
Stock-Based Compensation
The Company recognized stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$126	$173	$264	$351
Sales and marketing	650	761	1,245	1,544
Research and development	624	865	1,337	1,737
General and administrative	903	1,429	1,735	2,222
Total stock-based compensation	$2,303	$3,228	$4,581	$5,854
As of June 30, 2026, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $22.8 million, which will be amortized on a straight-line basis over a weighted-average remaining period of 2.8 years.
As of June 30, 2026, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.3 million, which is expected to be recognized over a weighted-average period of 0.4 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2026 and 2025 due to cumulative net losses. Deferred tax assets, primarily related to net operating losses, are fully offset by a valuation allowance as realization is not considered more likely than not.
The Company accounts for the uncertainty in income taxes in accordance with applicable guidance. There were no changes in unrecognized tax benefits during the period.
The Company evaluated the income tax effects of the discontinued operations accounting adjustments. No additional income tax effects have been recorded because the related items do not result in the recognition of an income tax expense or benefit due to the existence of a valuation allowance with and without discontinued operations. See Note 11 for additional information.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss from continuing operations attributable to common stockholders	$(6,200)	$(10,016)	$(12,926)	$(18,218)
Net income from discontinued operations attributable to common stockholders	$—	$1,365	$37	$2,978
Net loss attributable to common stockholders	$(6,200)	$(8,651)	$(12,889)	$(15,240)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	34,104,430	32,863,031	33,911,692	32,175,789
Net loss per share from continuing operations attributable to common stockholders, basic and diluted	$(0.18)	$(0.30)	$(0.38)	$(0.57)
Net income per share from discontinued operations attributable to common stockholders, basic and diluted	$0.00	$0.04	$0.00	$0.10
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.26)	$(0.38)	$(0.47)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	June 30,
	2026	2025
Options to purchase common stock	2,750,166	2,665,161
Unvested RSUs	1,242,408	1,590,869
Shares committed under ESPP	63,510	64,087
Total shares	4,056,084	4,320,117

11.     Discontinued Operations
The Distribution Agreement with DIXI Medical expired on September 30, 2025, after which the Company wound down and ceased all commercial activities on December 31, 2025, and completed the return of all remaining DIXI Medical product inventory by June 30, 2026. The Company concluded that the resulting abandonment of the DIXI Medical product operations represented a strategic shift that would have a major effect on the Company’s operations and financial results, and met the criteria for presentation as a discontinued operation under ASC 205‑20 effective June 30, 2026. As a result, the operating results of the DIXI Medical product operations are presented as discontinued operations in the Company’s condensed statements of operations and comprehensive loss, and the related assets and liabilities are presented separately in the Company’s condensed balance sheets for all periods presented in this Quarterly Report on Form 10‑Q.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Assets and liabilities attributable to the discontinued operations are included in our condensed balance sheets as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Assets
Accounts receivable	$—	$1,745
Inventory	—	2,034
Current assets of discontinued operations	—	3,779
Liabilities
Accounts payable	—	441
Accrued liabilities	—	155
Current liabilities of discontinued operations	$—	$596
The following table sets forth the operating results of the DIXI Medical product operations presented as discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$—	$4,019	$65	$8,222
Cost of goods sold	—	2,100	28	4,092
Gross profit	—	1,919	37	4,130
Operating expenses:
Sales and marketing	—	554	—	1,152
Income from discontinued operations	—	1,365	37	2,978
Net income from discontinued operations	$—	$1,365	$37	$2,978
The Company did not allocate research and development or general and administrative expenses to its DIXI Medical product operations. No gain or loss was recognized on the abandonment, as the Company had no DIXI Medical product inventory as of June 30, 2026.
Cash flows attributable to the discontinued operations are included in our condensed statements of cash flows as follows:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Changes in operating assets and liabilities:
Accounts receivable	$1,745	$(367)
Inventory	2,034	(187)
Prepaid expenses and other assets	—	625
Accounts payable	(441)	716
Accrued liabilities	(155)	58
Net cash provided by operating activities	$3,183	$845
There were no non-cash operating activities or cash flows from investing or financing activities related to the DIXI Medical product operations for the six months ended June 30, 2026 and 2025.
12.    Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of $0.4 million, was in the United States for each of the three months ended June 30, 2026 and 2025, based on the shipping location of the external customer. All of the Company’s revenue, with the exception of $1.1

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
million and $0.4 million, was in the United States for the six months ended June 30, 2026 and 2025, respectively, based on the shipping location of the external customer.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited interim condensed financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, which are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors,” under Part II, Item 1A of this report and those discussed in our other disclosures and filings.
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
Our RNS System is currently indicated in the United States for use in adult epilepsy patients, meaning patients who are 18 years of age or older, with drug-resistant focal epilepsy. Primary effectiveness endpoint data from our Post-approval Study in this patient population demonstrated that the RNS System efficacy improved over time, with a 62.5% median seizure reduction at six months after implant (n=314) and an 82.0% median seizure reduction at 36 months after implant (n=255). Additionally, 42.5% of patients experienced a period of seizure-freedom for at least six months, and 22% of patients were seizure free for at least one year. These results from the Post-approval Study were published in April 2026 in Neurology.
We are conducting studies to expand our indication for use in patients with drug-resistant idiopathic generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. While the primary effectiveness endpoint did not reach statistical significance in the overall study, pre-specified secondary endpoints did show meaningful and clinically significant seizure reduction. In December 2025, we filed the Premarket Approval Supplement, or PMA-S, to support label expansion for our RNS System in patients who have drug-resistant idiopathic generalized epilepsy. The PMA-S is supported by pre-specified secondary endpoint data, which demonstrated robust 77% median GTC seizure reduction and a favorable safety profile in this highly refractory patient population at 18 months of therapy. In June 2026, this data was published in Epilepsia. The final participant completed the two years of the study, and all prespecified collection of safety and effectiveness data has been concluded. As disclosed on July 28, 2026, the Company received correspondence from the FDA notifying it that the PMA-S is not approvable in its current form and requesting additional information and further interactive communication. The Company will submit a Submission Issue Request to the FDA to further discuss its planned approach with the FDA, and it intends to amend its PMA-S with supplemental information, including additional data and context regarding the patient populations evaluated in the NAUTILUS clinical trial.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of June 30, 2026, we had an accumulated deficit of $565.3 million, cash, cash equivalents and short-term investments of $51.7 million, and $59.0 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Based on our current planned operations, we believe our existing cash, cash equivalents and short-term investments will allow us to continue our operations for at least the next 12 months. See “Liquidity and Capital Resources—Future Funding Requirements” for additional information.
Collaborations and Partnerships
DIXI Distribution Agreement
As previously announced, our exclusive distribution agreement with DIXI Medical USA Corp., or DIXI Medical, expired on September 30, 2025. Under the agreement, entered into in August 2022, we served as the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. The Distribution Agreement expired on September 30, 2025. Although it provided for a six-month wind-down period following the expiration, the parties amended the terms to end the wind-down on December 31, 2025. We sold DIXI Medical products through December 31, 2025, completed the return of remaining inventory, and did not hold any DIXI Medical product inventory as of June 30, 2026. We determined that the abandonment of our DIXI Medical product operations represented a strategic shift that is expected to have a major effect on our operations and financial results. As a result, the operating results, assets and liabilities of the DIXI Medical product operations are presented as discontinued operations for all periods presented in this Quarterly Report on Form 10‑Q. See Note 11 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Rapport Agreement
We continue to perform under our collaboration agreement with Rapport Therapeutics, Inc., or Rapport, including the extension executed in June 2025, to provide data, biomarker monitoring, and analysis services in support of Rapport’s clinical trial. The arrangement is expected to continue through the first half of 2028. There were no material changes to the agreement during the three and six months ended June 30, 2026.
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
Our Ability to Retain Our Experienced Commercial Team and Increase its Productivity
We have made significant investments in, and will continue to invest in, recruiting, training and retaining our experienced and specialized direct sales team, which includes Therapy Consultants and Field Clinical Engineers. Significant education and training are required for our team to achieve the level of technical competency with our products that is expected by clinicians and to gain experience building demand for our RNS System. Upon completion of initial training, our personnel typically require time in the field to grow their network of accounts, build relationships with clinicians and increase their productivity to the levels we expect. We believe successfully training, developing and retaining our Therapy Consultants and Field Clinical Engineers will be required to achieve growth. In addition, the loss of any productive sales personnel would have a negative impact on our ability to grow our business.
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
Change in Product Mix
We derive revenue from sales of our RNS System to hospital facilities both for initial RNS System implant procedures and for replacement procedures when our implanted devices reach end of service. We launched our current neurostimulator model in 2018. This device has an average battery life of nearly eleven years, an increase from the previous model of the device. We have experienced and may continue to experience changes in the percentage of our revenue from replacement procedures over the next few years as a result of the extended replacement cycle of the newer device, which may cause variability in our gross margin. With the expiration of the Distribution Agreement and cessation of DIXI Medical product sales on December 31, 2025, there is no further revenue from DIXI Medical product sales, reducing future variability in our gross margin.
Discontinued Operations
We concluded that the abandonment of our DIXI Medical product operations constituted a strategic shift in our business. Accordingly, the historical operating results attributable to the DIXI Medical product operations have been presented as discontinued operations, and the related assets and liabilities have been presented separately in our condensed balance sheets for all periods presented in this Quarterly Report on Form 10‑Q. The discussion below reflects the performance of our continuing operations and excludes the results of the discontinued operations. Additional details regarding the reclassification and related financial impacts are included in Note 11 to the unaudited interim condensed financial statements.
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
In addition, from the fourth quarter of 2022 through the fourth quarter of 2025, we derived revenue from sales of DIXI Medical products, primarily to our current customer base. The Distribution Agreement expired on September 30, 2025, and under an amendment to the agreement, we exercised our right to continue to sell DIXI Medical products in our inventory through December 31, 2025, after which DIXI Medical was contractually obligated to repurchase remaining DIXI Medical product inventory held by us that had at least six months of remaining shelf life at cost. As of June 30, 2026, we did not hold any DIXI Medical product inventory.
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
Cost of Goods Sold and Gross Margin
Cost of goods sold consists primarily of costs related to materials, components and subassemblies, personnel-related expenses for our manufacturing and quality assurance employees, including stock-based compensation, manufacturing overhead and charges for excess, obsolete and non-sellable inventories. Overhead costs include the cost of quality assurance, testing, material procurement, inventory control, operations supervision and management personnel, an allocation of facilities and information technology expenses, including rent and utilities, and equipment depreciation. Cost of goods sold also includes certain direct costs such as those incurred for shipping our RNS System. We record adjustments to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions. Through December 31, 2025, cost of goods sold also included costs of procuring and shipping DIXI Medical products. These amounts have been reclassified to discontinued operations for all periods presented.
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
Sales and Marketing Expenses
Our sales and marketing expenses consist primarily of personnel-related costs for our sales and marketing employees, including stock-based compensation and sales-based variable compensation, travel expenses, consulting, public relations costs, direct marketing, customer training, trade show and promotional expenses and allocated facility and information technology expenses. We expense sales variable compensation when revenue related to the underlying sale is recognized. We intend to continue to increase our sales and marketing spending to support increased adoption of our RNS System. We expect our sales and marketing expenses will increase in absolute dollars as we hire additional personnel and add programs in order to more fully penetrate the market opportunity. Through December 31, 2025, sales and marketing expenses also included costs of selling DIXI Medical products. These amounts have been reclassified to discontinued operations for all periods presented.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Revenue	$22,826	$19,501	$3,325	17%
Cost of goods sold	3,920	3,288	632	19%
Gross profit	18,906	16,213	2,693	17%
Operating expenses:
Sales and marketing	12,124	11,489	635	6%
Research and development	6,898	6,845	53	1%
General and administrative	5,027	6,068	(1,041)	(17)%
Total operating expenses	24,049	24,402	(353)	(1)%
Loss from continuing operations	(5,143)	(8,189)	3,046	(37)%
Interest income	523	718	(195)	(27)%
Interest expense	(1,539)	(2,059)	520	(25)%
Other income (expense), net	(41)	(486)	445	(92)%
Net loss and comprehensive loss from continuing operations	(6,200)	(10,016)	3,816	(38)%
Net income from discontinued operations	—	1,365	(1,365)	(100)%
Net loss and comprehensive loss	$(6,200)	$(8,651)	$2,451	(28)%
Revenue
Revenue increased by $3.3 million, or 17%, to $22.8 million for the three months ended June 30, 2026, compared to $19.5 million for the three months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of RNS System units sold resulting from a higher number of initial implants and replacements, partially offset by a $0.6 million decrease in service revenue. All of our revenue, with the exception of

$0.4 million for each of the three months ended June 30, 2026 and 2025, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.6 million, or 19%, to $3.9 million for the three months ended June 30, 2026, compared to $3.3 million for the three months ended June 30, 2025. The increase was primarily due to an increase in the number of RNS System units sold. Our gross margin decreased from 83.1% for the three months ended June 30, 2025 to 82.8% for the three months ended June 30, 2026 primarily due to slightly higher material costs partially offset by favorable pricing.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.6 million, or 6%, to $12.1 million for the three months ended June 30, 2026, compared to $11.5 million for the three months ended June 30, 2025, primarily due to an increase of $0.6 million in personnel-related expenses resulting from an increase in sales and field support personnel costs, including sales commissions and increase in headcount.
Research and Development Expenses
Research and development expenses increased by $0.1 million, or 1%, to $6.9 million for the three months ended June 30, 2026, compared to $6.8 million for the three months ended June 30, 2025, primarily due to an increase of $0.3 million in product development expenses, partially offset by an increase of $0.2 million in grant funds received primarily from the National Institutes of Health which are recognized as a reduction in research and development expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.0 million, or 17%, to $5.0 million for the three months ended June 30, 2026, compared to $6.1 million for the three months ended June 30, 2025, primarily due to a decrease of $1.6 million in one-time severance and transition costs, partially offset by an increase of $0.5 million in personnel-related expenses from headcount increase and bonus.
Interest Expense and Income
Interest expense decreased to $1.5 million for the three months ended June 30, 2026, compared to $2.1 million for the three months ended June 30, 2025, due to the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower cash and cash equivalents balances.
Other Income (Expense), net
Other income (expense), net decreased by $0.4 million to less than $0.1 million for the three months ended June 30, 2026, compared to less than $0.5 million for the three months ended June 30, 2025, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million in the three months ended June 30, 2025.
Net Income from Discontinued Operations
Net income from discontinued operations was $1.4 million for the three months ended June 30, 2025. As we ceased DIXI Medical product sales on December 31, 2025 in connection with the expiration of the Distribution Agreement, we did not record any net income from discontinued operations during the three months ended June 30, 2026. Refer to Note 11 to the unaudited interim condensed financial statements for additional information.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025	Change	% Change
Revenue	$44,829	$37,822	$7,007	19%
Cost of goods sold	7,912	6,478	1,434	22%
Gross profit	36,917	31,344	5,573	18%
Operating expenses:
Sales and marketing	23,707	21,894	1,813	8%
Research and development	14,087	14,285	(198)	(1)%
General and administrative	9,871	10,114	(243)	(2)%
Total operating expenses	47,665	46,293	1,372	3%
Loss from continuing operations	(10,748)	(14,949)	4,201	(28)%
Interest income	1,088	1,511	(423)	(28)%
Interest expense	(3,060)	(4,212)	1,152	(27)%
Other income (expense), net	(206)	(568)	362	(64)%
Net loss and comprehensive loss from continuing operations	(12,926)	(18,218)	5,292	(29)%
Net income from discontinued operations	37	2,978	(2,941)	(99)%
Net loss and comprehensive loss	$(12,889)	$(15,240)	$2,351	(15)%
Revenue
Revenue increased by $7.0 million, or 19%, to $44.8 million for the six months ended June 30, 2026, compared to $37.8 million for the six months ended June 30, 2025. The increase in revenue was primarily due to an increase in the number of RNS System units sold resulting from a higher number of initial implants and replacements, partially offset by a $0.5 million decrease in service revenue. All of our revenue, with the exception of $1.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $1.4 million, or 22%, to $7.9 million for the six months ended June 30, 2026, compared to $6.5 million for the six months ended June 30, 2025. The increase was primarily due to an increase in the number of RNS System units sold. Our gross margin decreased from 82.9% for the six months ended June 30, 2025 to 82.4% for the six months ended June 30, 2026 primarily due to slightly higher material costs partially offset by favorable pricing.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.8 million, or 8%, to $23.7 million for the six months ended June 30, 2026, compared to $21.9 million for the six months ended June 30, 2025, primarily due to an increase of $1.3 million in personnel-related expenses resulting from an increase in sales and field support personnel costs, including sales commissions and increase in headcount, and $0.5 million in marketing expenses, including travel.
Research and Development Expenses
Research and development expenses decreased by $0.2 million, or 1%, to $14.1 million for the six months ended June 30, 2026, compared to $14.3 million for the six months ended June 30, 2025, primarily due to an increase of $0.2 million in grant funds received primarily from the National Institutes of Health which are recognized as a reduction in research and development expenses.

General and Administrative Expenses
General and administrative expenses decreased by $0.2 million, or 2%, to $9.9 million for the six months ended June 30, 2026, compared to $10.1 million for the six months ended June 30, 2025, primarily due to a decrease of $1.5 million in one-time severance and transition costs, partially offset by an increase of $1.3 million in personnel-related expenses from headcount increase and bonus.
Interest Expense and Income
Interest expense decreased to $3.1 million for the six months ended June 30, 2026, compared to $4.2 million for the six months ended June 30, 2025, due to the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.4 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower cash and cash equivalents balances.
Other Income (Expense), net
Other income (expense), net decreased by $0.4 million to $0.2 million for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million in the three months ended June 30, 2025.
Net Income from Discontinued Operations
Net income from discontinued operations decreased by $2.9 million to less than $0.1 million for the six months ended June 30, 2026, compared to $3.0 million for the six months ended June 30, 2025. The decrease was attributable to the cessation of DIXI Medical product sales on December 31, 2025 in connection with the expiration of the Distribution Agreement. Refer to Note 11 to the unaudited interim condensed financial statements for additional information.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $51.7 million and $59.0 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
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
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among us, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver, and together with the MidCap Term Loan, the Loans. The Revolver has not been drawn upon as of June 30, 2026.
The Loans mature on June 4, 2030, and are due in one installment on June 4, 2030. The MidCap Term Loan bears interest at an annual rate of 30-day forward-looking term Secured Overnight Financing Rate, or SOFR, plus 5.5%, subject to a SOFR floor of 2.0%. Borrowing under the Revolver will accrue interest at an annual rate of 30-day forward-looking term SOFR plus 3.75%, subject to a SOFR floor of 2.0%. Following the initial borrowing of the Revolver, we will pay an unused line fee equal to 0.25% per annum of the average unused portion of the Revolver. Interest and unused line fee, if any, are payable monthly in arrears. The date by which the Revolver must be implemented was extended from June 4, 2026 to December 31, 2026. The extension had no impact on our financial statements.
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
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $83.9 million, with $5.7 million due within twelve months of June 30, 2026. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $12.9 million as of June 30, 2026. See Note 5 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
Based on our current planned operations, we expect that our cash, cash equivalents and short-term investments will enable us to fund our operating expenses for at least twelve months from the issuance of our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.
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
Summary Statements of Cash Flows
The following table summarizes the primary sources and uses of cash and cash equivalents for the periods presented. Cash flows from discontinued operations are included within these amounts. Additional information regarding cash flows from the DIXI Medical product operations as discontinued operations is included in Note 11 to the unaudited interim condensed financial statements.

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(9,803)	$(9,568)
Investing activities	(242)	(205)
Financing activities	1,010	19,200
Net increase (decrease) in cash and cash equivalents	$(9,035)	$9,427
Cash Flows Used in Operating Activities
Net cash used in operating activities was $9.8 million for the six months ended June 30, 2026. Cash used in operating activities was primarily a result of the net loss of $12.9 million, adjusted for non-cash charges of $6.3 million and change in operating assets and liabilities of $3.2 million. The non-cash charges primarily consisted of $4.6 million of stock-based compensation, $0.9 million of amortization of right-of-use assets, and $0.2 million of unrealized loss on short-term investments. The change in operating assets and liabilities was primarily due to a decrease in accrued liabilities of $2.5 million largely due to accrued payroll and personnel expenses, and a decrease in operating lease liabilities of $1.0 million, partially offset by an increase in accounts payable of $2.0 million primarily due to the timing of payments to our vendors.
Net cash used in operating activities was $9.6 million for the six months ended June 30, 2025. Cash used in operating activities was primarily a result of the net loss of $15.2 million, adjusted for non-cash charges of $7.9 million and change in operating assets and liabilities of $2.3 million. The non-cash charges primarily consisted of $5.9 million of stock-based compensation, $0.8 million of amortization of right-of-use assets, $0.5 million of loss on extinguishment of the CRG Term Loan, and $0.4 million of non-cash interest expense related to our term loans. The change in operating assets and liabilities was due to an increase in accounts receivable of $0.7 million primarily due to an increase in sales of our products including our RNS System and DIXI Medical products, an increase in inventories of $3.1 million largely due to an increase in raw materials and finished goods, and a decrease in operating lease liabilities of $0.9 million, offset in part by an increase in accounts payable of $1.7 million primarily due to the timing of payments to our vendors, and a decrease in prepaid expenses and other assets of $0.7 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2026, and primarily consisted of purchases of property and equipment.
Net cash used in investing activities was $0.2 million for the six months ended June 30, 2025, and primarily consisted of purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2026, which primarily consisted of proceeds from the issuance of common stock under employee plans of $1.4 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.2 million and annual debt fee of $0.2 million.
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
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K filed with the SEC on March 3, 2026. There were no material changes to these accounting policies during the three months ended June 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $51.7 million, compared to $61.1 million at December 31, 2025, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk and uncertainty. You should carefully read, consider, and evaluate the risks described below, as well as all of the other information contained in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our unaudited interim condensed financial statements and related notes, and our other disclosures and filings. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the market price of our common stock could decline, and you may lose some or all of your investment.
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
•We may be unable to compete successfully with other treatment options for focal epilepsy, which could harm our sales, business, financial condition and results of operations;
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
•We are seeking expanded FDA labeling for our RNS System to be able to treat patients with drug-resistant idiopathic generalized epilepsy (“IGE”), as well as patients between the ages of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, our growth potential could be harmed;

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
•We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our supply chain and our customer base, to operate our business, and a security breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position.
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
Risks related to operational, regulatory, commercial and manufacturing matters
We currently rely on our RNS System as our primary source of revenue. If we fail to successfully market and sell our RNS System cost effectively and maintain and expand our market share, our sales, business, financial condition and results of operations will be negatively affected.
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
If adequate reimbursement becomes unavailable for the procedures to implant our RNS System and for clinicians to provide ongoing care for patients treated with our RNS System, or if third-party payors are slow to issue favorable coverage determinations for expanded indications, it could diminish our sales or affect our ability to sell our RNS System profitably.
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
We expect our RNS System will continue to be purchased by hospital facilities who will then seek reimbursement from third-party payors for brain-responsive neuromodulation for drug resistant focal epilepsy in adults. While third-party payors currently cover and provide reimbursement for both implant procedures of our RNS System as well as for clinicians providing ongoing patient care, we can give no assurance that these third-party payors will continue to provide coverage and adequate reimbursement or that current reimbursement levels for diagnostic, implant or replacement procedures as well as clinician-provided ongoing patient care will continue.
Furthermore, the overall amount of reimbursement available for brain-responsive neuromodulation for drug resistant focal epilepsy, and future approved indications, could decrease in the future. Changes in reimbursement may not necessarily impact our sales. Additionally, we cannot be sure that the reimbursement amounts available for brain-responsive neuromodulation for drug resistant focal epilepsy will not reduce or otherwise negatively impact the demand for our marketed RNS System. Failure by users of our RNS System to obtain coverage and adequate reimbursement for the implant procedures or for clinicians providing ongoing patient care would cause our business, financial condition, and results of operations to suffer. Additionally, a third-party payor’s decision to provide coverage for a brain-responsive neuromodulation for drug resistant focal epilepsy and future approved indications, does not imply that an adequate reimbursement rate will be approved. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
As of June 30, 2026, we had 220 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
We are seeking expanded FDA labeling for our RNS System to be able to treat patients with generalized drug-resistant epilepsy, and we continue to seek expanded FDA labeling for our RNS System to be able to treat patients between the age of 12 and 17 with drug-resistant focal epilepsy, but if we are unable to broaden the indications for our RNS System to include these patients, or if the recent FDA staffing changes delay reviews of our applications for indication expansion, our growth potential could be harmed.
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
If our NAUTILUS Study and our collaboration with the National Evaluation System for health Technology to pursue the use of real-world data do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with drug-resistant IGE as well as patients age 12 to 17 with drug-resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process. Cuts and staffing changes at the FDA could further delay our efforts to expand indications by creating significant and costly delays in the review process for our regulatory submissions; these delays would negatively impact our growth potential and ability to expand our market reach according to our financial plans.
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
Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business. Companies settling federal civil FCA, Anti-

Kickback Statute or civil monetary penalties law cases also may be required to enter into a Corporate Integrity Agreement with the Office of Inspector General, or OIG, in order to avoid exclusion from participation (such as loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs and operational burdens on companies to ensure compliance. Defending against any such actions can be detrimental to our reputation and brand and can otherwise be costly, time-consuming and may require significant personnel resources, and may harm our business, financial condition and results of operations.
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
We use artificial intelligence, or AI, including generative AI, and machine learning, or ML, technologies in our business activities and product development activities and have incorporated AI/ML tools into our future product iterations, including ECoG Assistant™, which the FDA recently approved. The development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI/ML, such as the EU’s AI Act and Colorado’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require us to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences. In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are or may become subject to such obligations in the future.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the six months ended June 30, 2026 and 2025, we reported net losses of $12.9 million and $15.2 million, respectively. As a result of these losses, as of June 30, 2026, we had an accumulated deficit of approximately $565.3 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
As previously announced in April 2025, our exclusive distribution relationship with DIXI Medical expired on September 30, 2025. The winding down of the relationship concluded on December 31, 2025, and DIXI Medical has repurchased all of the inventory that remained in our possession and met specifications for repurchase. While we continue to believe that we have the ability to achieve cash flow breakeven on our expected timeline without revenue from this distribution agreement, our revenue growth, financial condition and results of operations may be materially affected by its expiration, including our ability to achieve cash flow breakeven and our expected long-range revenue growth.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2026 and 2025, our net cash used in operating activities was $9.8 million and $9.6 million, respectively. As of June 30, 2026, we had $51.7 million of cash, cash equivalents and short-term investments and $17.4 million in current liabilities.
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
In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2025, we had $166.6 million of federal net operating loss carryforwards and $181.5 million of state net operating loss carryforwards. The federal and state NOL carryforwards begin expiring in 2026. As of December 31, 2025, the amount of federal NOL carryforwards that does not expire is $129.2 million (subject to certain utilization limitations). We have conducted Section 382 studies and determined that we experienced ownership changes in 2016 and in 2021 which resulted in permanent limitation of our pre-change NOL and research and development credit carryforwards. The most recent Section 382 study was completed at December 31, 2024. In addition, future changes in our stock ownership, some of which are outside of our control, could result in an additional ownership change under Section 382 of the Code, further limiting our ability to utilize NOLs arising prior to such ownership change in the future. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs (including California legislation that limited the ability to use California NOLs to offset California income for tax years beginning after 2023 and before 2027), or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.
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
As of June 30, 2026, there were 4.0 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of June 30, 2026, there were approximately 8.1 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.
Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of June 30, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 56.9% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the six months ended June 30, 2026, our stock traded as high as $19.60 per share and as low as $12.47 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, Lisa Andrade, a director of the Company, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan was adopted on June 3, 2026 and provides for the exercise of up to 27,380 stock options and the sale of a number of shares sufficient to cover the associated exercise costs, estimated tax withholding obligations, and customary brokerage fees (“sell to cover”). The earliest sell date under the plan is September 2, 2026. The plan will terminate on the earlier of June 3, 2027, or the occurrence of certain other events specified in the plan, including full execution of all trades thereunder or termination by either party upon written notice.
No other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any contracts, instructions, or written plans for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K during the three months ended June 30, 2026.

Item 6. Exhibits

Incorporation by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith*
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40377	3.1	April 26, 2021
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	S-1/A	333-254663	3.4	April 14, 2021
10.21+	Non-Employee Director Compensation Policy, as amended as of May 28, 2026.	10-Q				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.					X
104	Cover Page formatted as inline XBRL and contained in Exhibit 101					X
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on August 11, 2026.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer (Principal Financial and Accounting Officer)