Form 10-Q
period 2026-09-30
NeuroPace Inc
filed 2026-11-12
CIK 1528287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 10, 2026, there were approximately 34,451,570 shares of the Registrant’s common stock outstanding.

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

•our expectations with respect to our existing products and their ability to be used without modification in those with generalized epilepsy and in adolescent patients;
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
•our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, which we expect to cease on December 31, 2026, and our expectations that we will continue to qualify as a smaller reporting company under the federal securities laws thereafter;
•our expectations regarding our ability to comply with federal securities laws after the expected loss of emerging growth company status on December 31, 2026;
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
NeuroPace, Inc.
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except for share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$10,235	$21,692
Short-term investments	38,996	39,366
Accounts receivable	14,275	12,936
Inventory	18,800	14,862
Prepaid expenses and other current assets	2,234	1,438
Current assets of discontinued operations	—	3,779
Total current assets	84,540	94,073
Property and equipment, net	1,164	1,125
Operating lease right-of-use asset	8,740	10,132
Restricted cash	242	122
Other assets	89	113
Total assets	$94,775	$105,565
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,240	$1,776
Accrued liabilities	10,383	13,184
Operating lease liability	2,327	2,117
Deferred revenue	120	141
Current liabilities of discontinued operations	—	596
Total current liabilities	16,070	17,814
Long-term debt	59,158	58,884
Operating lease liability, net of current portion	8,055	9,836
Total liabilities	83,283	86,534
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 34,431,914 and 33,574,759 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	34	34
Additional paid-in capital	580,060	571,412
Accumulated deficit	(568,602)	(552,415)
Total stockholders’ equity	11,492	19,031
Total liabilities and stockholders’ equity	$94,775	$105,565

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Revenue	$23,104	$23,351	$67,933	$61,173
Cost of goods sold	3,633	4,181	11,545	10,659
Gross profit	19,471	19,170	56,388	50,514
Operating expenses:
Sales and marketing	11,169	12,025	34,876	33,919
Research and development	6,166	6,576	20,253	20,861
General and administrative	4,216	4,594	14,087	14,708
Total operating expenses	21,551	23,195	69,216	69,488
Loss from continuing operations	(2,080)	(4,025)	(12,828)	(18,974)
Interest income	511	667	1,599	2,178
Interest expense	(1,565)	(1,645)	(4,625)	(5,857)
Other income (expense), net	(164)	82	(370)	(486)
Net loss and comprehensive loss from continuing operations	(3,298)	(4,921)	(16,224)	(23,139)
Net income from discontinued operations	—	1,425	37	4,403
Net loss and comprehensive loss	$(3,298)	$(3,496)	$(16,187)	$(18,736)

Net loss per share from continuing operations attributable to common stockholders, basic and diluted	$(0.10)	$(0.15)	$(0.48)	$(0.71)
Net income per share from discontinued operations attributable to common stockholders, basic and diluted	$0.00	$0.04	$0.00	$0.13
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.11)	$(0.48)	$(0.58)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	34,346,892	33,134,606	34,058,353	32,498,907
The accompanying notes are an integral part of these unaudited interim condensed financial statements.

NeuroPace, Inc.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances as of January 1, 2026	33,574,759	$34	$571,412	$(552,415)	$19,031
Net loss	—	—	—	(6,689)	(6,689)
Issuance of common stock pursuant to stock option exercises	41,603	—	10	—	10
Issuance of common stock upon vesting of restricted stock units	305,646	—	—	—	—
Shares withheld for taxes	(12,600)	—	(176)	—	(176)
Stock-based compensation	—	—	2,278	—	2,278
Balances as of March 31, 2026	33,909,408	34	573,524	(559,104)	14,454
Net loss	—	—	—	(6,200)	(6,200)
Issuance of common stock pursuant to stock option exercises	182,938	—	548	—	548
Issuance of common stock pursuant to Employee Stock Purchase Plan	61,943	—	829	—	829
Issuance of common stock upon vesting of restricted stock units	131,352	—	—	—	—
Shares withheld for taxes	(3,074)	—	(51)	—	(51)
Stock-based compensation	—	—	2,303	—	2,303
Balances as of June 30, 2026	34,282,567	34	577,153	(565,304)	11,883
Net loss	—	—	—	(3,298)	(3,298)
Issuance of common stock pursuant to stock option exercises	61,535	—	539	—	539
Issuance of common stock upon vesting of restricted stock units	92,103	—	—	—	—
Shares withheld for taxes	(4,291)	—	(62)	—	(62)
Stock-based compensation	—	—	2,430	—	2,430
Balances as of September 30, 2026	34,431,914	$34	$580,060	$(568,602)	$11,492
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

NeuroPace, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(16,187)	$(18,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,011	8,482
Depreciation	206	158
Amortization of debt discount and issuance costs	209	174
Non-cash interest expense	237	463
Loss on debt extinguishment	—	527
Amortization of right-of-use asset	1,392	1,268
Unrealized loss (gain) on short-term investments	370	(41)
Inventory write-downs	313	140
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	406	(2,087)
Inventory	(2,218)	(4,894)
Prepaid expenses and other assets	(794)	134
Accounts payable	1,037	1,655
Accrued liabilities	(2,956)	2,530
Deferred revenue	(21)	93
Operating lease liabilities	(1,571)	(1,380)
Net cash used in operating activities	(12,566)	(11,512)
Cash flows from investing activities
Acquisition of property and equipment	(258)	(235)
Net cash used in investing activities	(258)	(235)
Cash flows from financing activities
Proceeds from issuance of common stock in follow-on offering, net of underwriting discounts and commissions	—	69,654
Repurchase of common stock from KCK Ltd.	—	(49,546)
Proceeds from issuance of common stock under employee plans	1,926	1,152
Taxes withheld and paid related to net share settlement of equity awards	(289)	(455)
Proceeds from At-the-Market offering, net of sales commission	—	232
Proceeds from debt, net of discounts and issuance costs	—	58,435
Payment of annual debt fee	(150)	—
Repayment of debt	—	(60,507)
Net cash provided by financing activities	1,487	18,965
Net increase (decrease) in cash and cash equivalents	(11,337)	7,218
Cash, cash equivalents and restricted cash at the Beginning of the Period	21,814	13,552
Cash, cash equivalents and restricted cash at the End of the Period	$10,477	$20,770
Reconciliation of cash, cash equivalents and restricted cash to balance sheets:
Cash and cash equivalents	$10,235	$20,648
Restricted cash	242	122
Cash, cash equivalents and restricted cash in balance sheets	$10,477	$20,770
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,196	$4,735
Supplemental disclosures of non-cash investing and financing information:
Deferred offering costs offset against additional paid-in capital	$—	$277
Purchase of property and equipment included in accounts payable	$—	$1
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
Liquidity and Capital Resources
The Company has incurred operating losses and negative cash flows from operations since its inception and had an accumulated deficit of $568.6 million as of September 30, 2026. For the nine months ended September 30, 2026 and 2025, the Company used $12.6 million and $11.5 million of cash in its operating activities, respectively. As of September 30, 2026, the Company had cash, cash equivalents and short-term investments of $49.2 million. Historically, the Company has funded its operations principally through the sales of its products, issuances of equity securities and debt financing.
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
The MidCap Credit Agreement (see Note 6) financial covenants require the Company to maintain an Applicable Liquidity Threshold no less than (a) $60.0 million until June 30, 2027, and (b) $40.0 million thereafter; or provided the Company earns at least $90.0 million net revenue from the RNS System in 2026, liquidity shall be no less than $35.0 million thereafter. If liquidity falls below the Applicable Liquidity Threshold, the Company must satisfy minimum annual trailing net RNS System revenue, tested quarterly, starting from $69.2 million over a trailing 12-month period ending June 30, 2025, and increasing to $87.3 million for the trailing 12-month period ending March 31, 2030. The Company’s trailing 12-month net RNS System revenue was $89.5 million as of September 30, 2026, exceeding the $73.7 million minimum per the MidCap Credit Agreement. The MidCap Credit Agreement also requires the Company to maintain a Minimum Liquidity balance of $25.0 million. Liquidity is defined as cash and cash equivalents, short-term investments, and following the initial borrowing under the Revolver (see Note 6), the available Revolver balance. Failure to comply with these covenants could result in acceleration of the debt and requires the Company to obtain additional capital and may raise doubt about the Company’s ability to continue as a going concern. As of September 30, 2026, the Company was in compliance with all covenants of the MidCap Credit Agreement.

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
Unaudited Interim Financial Information
The condensed balance sheet as of December 31, 2025 was derived from the Company’s audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited interim condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been prepared by the Company, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025 and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 3, 2026. In the opinion of management, all normal recurring adjustments necessary for a fair statement have been included. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026.
Use of Estimates
The preparation of unaudited interim condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts and disclosures. The Company uses significant judgments when making estimates related to the provision for excess and obsolete inventories. Actual results may ultimately differ materially from these estimates and assumptions.
Concentration of Credit Risk, and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivable to the extent of the amounts recorded on the balance sheets.
The Company’s accounts receivable, with the exception of $0.1 million, are due from a variety of health care organizations in the United States as of September 30, 2026. For the three and nine months ended September 30, 2026 and 2025, there were no customers that represented 10% or more of revenue. As of September 30, 2026 and December 31, 2025, no customer represented 10% or more of the Company’s accounts receivable.
Remaining Performance Obligation and Contract Liabilities
The Company’s contract liabilities consist of deferred revenue of $0.1 million as of September 30, 2026 and December 31, 2025. Revenue recognized during each of the three months ended September 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the year was $0.0 million. Revenue recognized

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
during the nine months ended September 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of the year was $0.1 million and $0.6 million, respectively.
As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations that are unsatisfied or partially unsatisfied was $1.4 million, which the Company expects to recognize as revenue by June 2028 pursuant to customer contract terms.
Government Programs
Through September 30, 2026, the Company received funding under the National Institutes of Health, or NIH, grant which was issued for a five-year period in May 2021, and recognized funding as a reduction in research and development expenses in an amount equal to the qualifying expenses incurred in each period up to the amount awarded by the NIH. The grant end date was automatically extended by 12 months, to May 31, 2027, under a one-time, no-cost extension, primarily to allow the subawardees more time to use their grant funding. The extension does not provide additional funding.
The Company received less than $0.1 million and $0.5 million in funding during the three months ended September 30, 2026 and 2025, respectively. The Company received $0.3 million and $0.5 million in funding during the nine months ended September 30, 2026 and 2025, respectively.
Qualifying expenses incurred by the Company in advance of funding by the NIH are recorded within prepaid expenses and other current assets on the balance sheets. As of September 30, 2026, no such amounts were recorded.
Discontinued Operations
A discontinued operation represents a component of the Company that has been disposed of or abandoned and that represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, in accordance with ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Effective June 30, 2026, the Company concluded that the abandonment of its DIXI Medical product operations met the criteria to be accounted for as a discontinued operation. Accordingly, the operating results related to this component are presented as discontinued operations in the Company’s condensed statements of operations and comprehensive loss, and the related assets and liabilities are presented separately as current assets of discontinued operations and current liabilities of discontinued operations in the Company’s condensed balance sheets for all periods presented in this Quarterly Report on Form 10-Q. See Note 11 for additional information.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted Accounting Standards Update, or ASU, No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets during the three months ended March 31, 2026. The adoption of this ASU did not have an impact on the Company’s financial statements and related disclosures. The Company did not adopt any other accounting pronouncements during the nine months ended September 30, 2026.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 is intended to provide more detailed information about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and may be applied either prospectively to financial statements issued for reporting periods after its effective date or retrospectively to all prior

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
periods presented in the financial statements. The Company is currently evaluating the impact this standard will have on its financial statement disclosures.
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
The following table summarizes the Company’s financial assets (cash equivalents and marketable securities) that are measured at fair value on a recurring basis, all of which are classified within Level 1 of the fair value hierarchy:

	September 30,	December 31,
(in thousands)	2026	2025
Money market funds, included in cash and cash equivalents	$7,964	$18,965
Fixed income mutual fund, included in short-term investments	38,996	39,366
Total	$46,960	$58,331
There were no liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2026 and December 31, 2025.
The money market funds are highly liquid and primarily invest in short-term fixed income securities issued by the U.S. government and U.S. government agencies.
The fixed income mutual fund is a short-term investment which primarily invests in debt securities issued by the U.S. government and U.S. government agencies and corporate bonds and notes. Interest income from short-term investments is recorded in interest income. During the three months ended September 30, 2026 and 2025, the Company recognized $0.2 million in unrealized losses and $0.1 million in unrealized gains from its short-term investments, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized $0.4 million in unrealized losses and less than $0.1 million in unrealized gains from its short-term investments, respectively. The Company’s short-term investments had a cumulative unrealized net loss of $0.2 million and a cumulative unrealized net gain of $0.2 million as of September 30, 2026 and December 31, 2025, respectively.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
4.Balance Sheet Components
Inventory
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials	$8,084	$6,209
Work-in-process	4,833	2,778
Finished goods	5,883	5,875
Total	$18,800	$14,862
Property and Equipment, net
Property and equipment, net consists of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Machinery, equipment, furniture and fixtures	$4,957	$4,917
Computer equipment and software	2,184	1,979
Leasehold improvements	2,435	2,435
Total	9,576	9,331
Less: Accumulated depreciation	(8,412)	(8,206)
Property and equipment, net	$1,164	$1,125
Depreciation expense for each of the three months ended September 30, 2026 and 2025 was $0.1 million. Depreciation expense for each of the nine months ended September 30, 2026 and 2025 was $0.2 million.
Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Payroll and related expenses	$7,942	$10,337
Inventory purchases	579	874
Interest payable	—	484
Professional fees	14	374
Vendor-related expenses	962	256
Other	886	859
Total	$10,383	$13,184

5.Commitments and Contingencies
Facility Lease
The Company leases combined office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease originally entered into in 2011 and amended most recently in 2022 to extend the term through June 2030. The lease includes an option to extend for an additional five-year period through June 30, 2035. The renewal terms have not been included in the lease term used to calculate the right-of-use assets and lease

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
liability as it is not reasonably certain that the Company will exercise the option. In connection with the lease, the Company maintains a letter of credit of $0.1 million in lieu of a security deposit.
The terms of the facility lease provide for rental payments on a graduated scale; however, rent expense is recognized on a straight-line basis over the lease term.
The maturities of operating lease liabilities are as follows:

(in thousands)	September 30, 2026
2026 (remaining three months)	$758
2027	3,122
2028	3,215
2029	3,312
2030	1,704
Total undiscounted lease payments	12,111
Less: imputed interest	1,729
Total operating lease liability	10,382
Less: current portion	2,327
Operating lease liability, net of current portion	$8,055
Operating lease cost was $0.7 million for each of the three months ended September 30, 2026 and 2025. Operating lease cost was $2.1 million for each of the nine months ended September 30, 2026 and 2025. As of September 30, 2026, the remaining term for the operating lease in Mountain View, California was 3.75 years, and the discount rate used to measure the lease liability for such operating lease upon recognition was 8.5%.
For the nine months ended September 30, 2026 and 2025, cash paid for amounts included in operating lease liabilities of $2.3 million and $2.2 million, respectively, was included in cash flows from operating activities on the condensed statements of cash flows.
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
In December 2025, the Company and DIXI Medical amended the Distribution Agreement to end the wind-down period and cease commercial partnership activities on December 31, 2025. The Company completed the return of all remaining inventory and had no DIXI Medical product inventory as of June 30, 2026.
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
The Company also indemnifies its directors and officers, subject to certain limits, as permitted under Delaware law and its governing documents. These obligations extend through the duration of any related proceedings, and the maximum potential payments are not estimable. No indemnification claims are currently outstanding, and the Company believes the estimated fair value of these indemnification arrangements is minimal. As such, the Company has not recognized any such liabilities as of September 30, 2026 and December 31, 2025.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company records a liability for contingent obligations when a loss is probable and reasonably estimable. No accrual was required as of September 30, 2026 and December 31, 2025.
Legal Proceedings
The Company is not involved in any material legal proceedings. From time to time, the Company may be involved in litigation arising in the ordinary course of business. The Company regularly evaluates current information and records accruals as appropriate. Legal costs are expensed as incurred. No material accruals were recorded as of September 30, 2026 and December 31, 2025.
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
During the three months ended September 30, 2025, the Company did not incur any interest expense on the CRG Term Loan. During the nine months ended September 30, 2025, the Company recorded interest expense and interest expense related to debt discount and debt issuance costs of the CRG Term Loan of $3.7 million and $0.1 million, respectively.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
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
Interest expense on the MidCap Term Loan was $1.6 million for each of the three months ended September 30, 2026 and 2025, including interest expense related to debt discount and debt issuance costs of $0.1 million.
Interest expense on the MidCap Term Loan was $4.6 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively, including interest expense related to debt discount and debt issuance costs of $0.4 million and $0.2 million, respectively.
The Revolver has not been drawn upon as of September 30, 2026.
The following table sets forth the Company’s future minimum payments for the MidCap Term Loan as of September 30, 2026. Estimated future interest payments are calculated using the effective interest rate of 10.8% at September 30, 2026.

(in thousands)	Estimated Interest and Administrative Fee	Principal and Exit Fee	Total
2026 (remaining three months)	$1,393	$—	$1,393
2027	5,736	—	5,736
2028	5,752	—	5,752
2029	5,737	—	5,737
2030	2,847	61,200	64,047
Total	$21,465	$61,200	$82,665
Less: Unamortized debt discount and issuance cost			(2,492)
Less: Interest			(21,015)
Long-term debt			$59,158

7.    Common Stock
The Company’s Amended and Restated Certificate of Incorporation authorizes 200,000,000 shares of common stock with a par value of $0.001 per share.
The holders of common stock are entitled to receive dividends when declared by the Board of Directors, subject to legally available funds. No dividends had been declared as of September 30, 2026 and December 31, 2025.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
The Company’s common stock reserved for future issuance is as follows:

	September 30,	December 31,
	2026	2025
Shares available for future grant under the 2021 Equity Incentive Plan	3,316,436	2,700,057
Outstanding options under the 2021 Equity Incentive Plan	2,173,516	2,218,352
Outstanding options under the 2023 Inducement Plan	380,424	380,424
Common stock available for Employee Stock Purchase Plan	923,835	650,031
Outstanding restricted stock units under the 2021 Equity Incentive Plan	1,154,071	1,177,836
Total	7,948,282	7,126,700
8.    Stock Plans
A summary of shares available for grant under the Company’s 2021 Equity Incentive Plan, or the 2021 Plan, is as follows:

Shares Available for Grant
Shares available for grant as of January 1, 2026	2,700,057
Authorized	1,342,990
Granted/Awarded	(937,750)
Cancelled	191,174
Withheld for taxes	19,965
Shares available for grant as of September 30, 2026	3,316,436
A summary of stock option activity is set forth below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2026	2,598,776	$7.09	7.10	$22,510
Granted	378,198	$15.39
Exercised	(286,076)	$3.83
Cancelled	(136,958)	$11.81
Outstanding as of September 30, 2026	2,553,940	$8.43	6.98	$15,427
Vested and exercisable at September 30, 2026	1,724,817	$6.47	6.14	$13,517
Vested and expected to vest at September 30, 2026	2,553,940	$8.43	6.98	$15,427
Employee Stock Purchase Plan
In April 2021, the Company adopted the 2021 Employee Stock Purchase Plan, or ESPP. An additional 335,747 shares were added to the ESPP share reserve in January 2026 pursuant to the plan’s automatic increase provision. The terms of the ESPP are otherwise unchanged from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026, 923,835 shares under the ESPP remain available for purchase. The Company issued 61,943 and 66,627 shares under the ESPP during the nine months ended September 30, 2026 and 2025, respectively. The offering period and purchase period are determined by the Board of Directors. A new offering period of six months began June 7, 2026 and will end December 6, 2026.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Restricted Stock Units
Activity with respect to restricted stock units, or RSUs, is as follows:

	Number of Shares Underlying Outstanding RSUs	Weighted-Average Grant Date Fair Value
Unvested, January 1, 2026	1,177,836	$11.42
Granted	559,552	$14.23
Vested	(529,101)	$10.43
Cancelled	(54,216)	$12.05
Unvested, September 30, 2026	1,154,071	$13.21
Stock-Based Compensation
The Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$118	$168	$382	$519
Sales and marketing	656	781	1,901	2,325
Research and development	647	821	1,984	2,558
General and administrative	1,009	858	2,744	3,080
Total stock-based compensation	$2,430	$2,628	$7,011	$8,482
As of September 30, 2026, the total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $20.7 million, which will be amortized on a straight-line basis over a weighted-average remaining period of 2.7 years.
As of September 30, 2026, the Company had unrecognized stock-based compensation expense relating to the ESPP awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.
9.    Income Taxes
The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2026 and 2025 due to cumulative net losses. Deferred tax assets, primarily related to net operating losses, are fully offset by a valuation allowance as realization is not considered more likely than not.
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

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
10.    Net Loss per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss from continuing operations attributable to common stockholders	$(3,298)	$(4,921)	$(16,224)	$(23,139)
Net income from discontinued operations attributable to common stockholders	$—	$1,425	$37	$4,403
Net loss attributable to common stockholders	$(3,298)	$(3,496)	$(16,187)	$(18,736)
Denominator:
Weighted-average common stock outstanding used to compute basic and diluted net loss per share	34,346,892	33,134,606	34,058,353	32,498,907
Net loss per share from continuing operations attributable to common stockholders, basic and diluted	$(0.10)	$(0.15)	$(0.48)	$(0.71)
Net income per share from discontinued operations attributable to common stockholders, basic and diluted	$0.00	$0.04	$0.00	$0.13
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.11)	$(0.48)	$(0.58)
The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss, in common stock equivalent shares:

	September 30,
	2026	2025
Options to purchase common stock	2,553,940	2,641,541
Unvested RSUs	1,154,071	1,394,975
Shares committed under ESPP	50,509	64,054
Total shares	3,758,520	4,100,570

11.     Discontinued Operations
The Distribution Agreement with DIXI Medical expired on September 30, 2025, after which the Company wound down and ceased all commercial activities on December 31, 2025, and completed the return of all remaining DIXI Medical product inventory by June 30, 2026. The Company concluded that the resulting abandonment of the DIXI Medical product operations represented a strategic shift that would have a major effect on the Company’s operations and financial results, and met the criteria for presentation as a discontinued operation under ASC 205-20 effective June 30, 2026. As a result, the operating results of the DIXI Medical product operations are presented as discontinued operations in the Company’s condensed statements of operations and comprehensive loss, and the related assets and liabilities are presented separately in the Company’s condensed balance sheets for all periods presented in this Quarterly Report on Form 10-Q.

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
Assets and liabilities attributable to the discontinued operations are included in our condensed balance sheets as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Assets
Accounts receivable	$—	$1,745
Inventory	—	2,034
Current assets of discontinued operations	—	3,779
Liabilities
Accounts payable	—	441
Accrued liabilities	—	155
Current liabilities of discontinued operations	$—	$596
The following table sets forth the operating results of the DIXI Medical product operations presented as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$—	$4,003	$65	$12,225
Cost of goods sold	—	2,005	28	6,097
Gross profit	—	1,998	37	6,128
Operating expenses:
Sales and marketing	—	573	—	1,725
Income from discontinued operations	—	1,425	37	4,403
Net income from discontinued operations	$—	$1,425	$37	$4,403
The Company did not allocate research and development or general and administrative expenses to its DIXI Medical product operations. No gain or loss was recognized on the abandonment, as the Company had no DIXI Medical product inventory as of June 30, 2026.
Cash flows attributable to the discontinued operations are included in our condensed statements of cash flows as follows:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Changes in operating assets and liabilities:
Accounts receivable	$1,745	$(434)
Inventory	2,034	(702)
Prepaid expenses and other assets	—	937
Accounts payable	(441)	906
Accrued liabilities	(155)	80
Net cash provided by operating activities	$3,183	$787
There were no non-cash operating activities or cash flows from investing or financing activities related to the DIXI Medical product operations for the nine months ended September 30, 2026 and 2025.
12.    Segment Information
The Company operates as one operating and reportable segment. All of the Company’s long-lived assets, comprised of property and equipment, are based in the United States. All of the Company’s revenue, with the exception of less than $0.1 million, was in the United States for the three months ended September 30, 2026 based on the shipping location of the external customer. All of the Company’s revenue, with the exception of $1.1 million

NeuroPace, Inc.
Notes to Unaudited Interim Condensed Financial Statements
and $0.4 million, was in the United States for the nine months ended September 30, 2026 and 2025, respectively, based on the shipping location of the external customer.
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
We are conducting studies to expand our indication for use in patients with drug-resistant idiopathic generalized epilepsy and patients with drug-resistant focal epilepsy under the age of 18. In May 2025, we announced the preliminary results from the NAUTILUS study based on analysis of the one-year data. The study met the 12-week post-implant primary safety endpoint, demonstrating excellent safety outcomes and confirming the favorable safety profile of the RNS System. While the primary effectiveness endpoint did not reach statistical significance in the overall study, pre-specified secondary endpoints did show meaningful and clinically significant seizure reduction. In December 2025, we filed the Premarket Approval Supplement, or PMA-S, to support label expansion for our RNS System in patients who have drug-resistant idiopathic generalized epilepsy. The PMA-S is supported by pre-specified secondary endpoint data, which demonstrated robust 77% median GTC seizure reduction and a favorable safety profile in this highly refractory patient population at 18 months of therapy. In June 2026, this data was published in Epilepsia. The final participant completed the two years of the study, and all prespecified collection of safety and effectiveness data has been concluded. As disclosed on July 28, 2026, we received correspondence from the FDA notifying us that the PMA-S is not approvable in its current form and requesting additional information and further interactive communication. In August 2026, we submitted a Submission Issue Request (SIR) to the Food and Drug Administration, or FDA, to further discuss its planned approach with the FDA. We completed our SIR meeting with the FDA earlier in the fourth quarter. Based on the discussion with the FDA in the SIR meeting, we are amending our PMA-S with supplemental information, including additional data and context regarding the patient populations evaluated in the NAUTILUS clinical trial.

In 2025, in an effort to further support the adolescent focal epilepsy label expansion efforts that we began with the RESPONSE study, we commenced pursuing the use of real-world data to support expanded labeling for patients ages 12 to 17. In continuation of these efforts, we initiated a retrospective, observational, real-world evidence study in September, named AURORA, which uses real-world data to evaluate the RNS System’s safety and effectiveness in adolescents aged 12 through 17 who have already received the device in routine clinical practice. Data will come from patient-authorized electronic health records and patient-reported outcomes collected through a central study site, not a traditional trial infrastructure, and patient enrollment has already begun. Up to 100 patients will be enrolled, and we expect to use the results from AURORA to support a PMA-S to expand the RNS System’s indication to adolescents aged 12 through 17.
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
Since our inception, we have generated significant losses. We have financed our operations primarily through sales of our products, issuance of equity securities, and debt financing. As of September 30, 2026, we had an accumulated deficit of $568.6 million, cash, cash equivalents and short-term investments of $49.2 million, and $59.2 million of outstanding debt under a term loan, net of debt discount and issuance costs.
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
Collaborations and Partnerships
DIXI Distribution Agreement
As previously announced, our exclusive distribution agreement with DIXI Medical USA Corp., or DIXI Medical, expired on September 30, 2025. Under the agreement, entered into in August 2022, we served as the exclusive U.S. distributor of DIXI Medical’s stereo electroencephalography, or Stereo EEG, product line beginning in October 2022. These products are used in the epilepsy monitoring units, or EMUs, of comprehensive epilepsy centers to determine where epileptic seizures originate. Although it provided for a six-month wind-down period following the expiration, the parties amended the terms to end the wind-down on December 31, 2025. We sold DIXI Medical products through December 31, 2025, completed the return of remaining inventory, and did not hold any DIXI Medical product inventory as of June 30, 2026. We determined that the abandonment of our DIXI Medical product operations represented a strategic shift that would have a major effect on our operations and financial results. As a result, the operating results, assets and liabilities of the DIXI Medical product operations are presented as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q. See Note 11 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
Rapport Agreement
We continue to perform under our collaboration agreement with Rapport Therapeutics, Inc., or Rapport, including the extension executed in June 2025, to provide data, biomarker monitoring, and analysis services in support of Rapport’s clinical trial. The arrangement is expected to continue through the first half of 2028. There were no material changes to the agreement during the three and nine months ended September 30, 2026.
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
Discontinued Operations
During the three months ended June 30, 2026, we concluded that the abandonment of our DIXI Medical product operations represented a strategic shift that would have a major effect on our operations and financial results. Accordingly, the historical operating results attributable to the DIXI Medical product operations have been presented as discontinued operations, and the related assets and liabilities have been presented separately in our condensed balance sheets for all periods presented in this Quarterly Report on Form 10-Q. The discussion below reflects the performance of our continuing operations and excludes the results of the discontinued operations. Additional details regarding the reclassification and related financial impacts are included in Note 11 to the unaudited interim condensed financial statements.
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
In addition, from October 2022 through December 2025, we derived revenue from sales of DIXI Medical products, primarily to our current customer base. The Distribution Agreement expired on September 30, 2025, and under an amendment to the agreement, we exercised our right to continue to sell DIXI Medical products in our inventory through December 31, 2025, after which DIXI Medical was contractually obligated to repurchase remaining DIXI Medical product inventory held by us that had at least six months of remaining shelf life at cost. As of June 30, 2026, we did not hold any DIXI Medical product inventory.
Beginning in October 2023, we also began to derive revenue from services provided to Rapport pursuant to our collaboration agreement with Rapport. Our revenue from this collaboration fluctuates due to the timing of services provided and other factors.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Revenue	$23,104	$23,351	$(247)	(1)%
Cost of goods sold	3,633	4,181	(548)	(13)%
Gross profit	19,471	19,170	301	2%
Operating expenses:
Sales and marketing	11,169	12,025	(856)	(7)%
Research and development	6,166	6,576	(410)	(6)%
General and administrative	4,216	4,594	(378)	(8)%
Total operating expenses	21,551	23,195	(1,644)	(7)%
Loss from continuing operations	(2,080)	(4,025)	1,945	(48)%
Interest income	511	667	(156)	(23)%
Interest expense	(1,565)	(1,645)	80	(5)%
Other income (expense), net	(164)	82	(246)	(300)%
Net loss and comprehensive loss from continuing operations	(3,298)	(4,921)	1,623	(33)%
Net income from discontinued operations	—	1,425	(1,425)	(100)%
Net loss and comprehensive loss	$(3,298)	$(3,496)	$198	(6)%
Revenue
Revenue decreased by $0.2 million, or 1%, to $23.1 million for the three months ended September 30, 2026, compared to $23.4 million for the three months ended September 30, 2025. The decrease in revenue was primarily due to a $0.6 million decrease in service revenue offset by a $0.3 million increase in revenue from sales of our RNS System units. All of our revenue for each of the three months ended September 30, 2026 and 2025, with the exception of less than $0.1 million for the three months ended September 30, 2026, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold decreased by $0.5 million, or 13%, to $3.6 million for the three months ended September 30, 2026, compared to $4.2 million for the three months ended September 30, 2025. The decrease was primarily due to improved labor absorption and benefit from standard cost update. As a result, our gross margin increased from 82.1% for the three months ended September 30, 2025 to 84.3% for the three months ended September 30, 2026.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $0.9 million, or 7%, to $11.2 million for the three months ended September 30, 2026, compared to $12.0 million for the three months ended September 30, 2025, primarily due to a $1.1 million decrease in personnel-related expenses resulting from a decrease in sales and field support personnel costs, including sales commissions, partially offset by an increase in headcount.
Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 6%, to $6.2 million for the three months ended September 30, 2026, compared to $6.6 million for the three months ended September 30, 2025, primarily due to a decrease of $0.8 million in personnel-related expenses, including variable compensation and stock-based compensation, partially offset by $0.4 million less in grant funds received primarily from the National Institutes of Health which are recognized as a reduction in research and development expenses.
General and Administrative Expenses
General and administrative expenses decreased by $0.4 million, or 8%, to $4.2 million for the three months ended September 30, 2026, compared to $4.6 million for the three months ended September 30, 2025, primarily due to a decrease of $0.6 million in personnel-related expenses from lower variable compensation, partially offset by an increase of $0.2 million from higher headcount.
Interest Expense and Income
Interest expense decreased by less than $0.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, due to a lower annual effective interest rate. Interest income decreased by $0.2 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower cash and cash equivalents balances.
Other Income (Expense), net
Other income (expense), net decreased by $0.2 million to $(0.2) million for the three months ended September 30, 2026, compared to less than $0.1 million for the three months ended September 30, 2025, primarily due to an unrealized loss on short-term investments for the three months ended September 30, 2026.
Net Income from Discontinued Operations
Net income from discontinued operations was $1.4 million for the three months ended September 30, 2025. As we ceased DIXI Medical product sales on December 31, 2025 in connection with the expiration of the Distribution Agreement, we did not record any net income from discontinued operations for the three months ended September 30, 2026. Refer to Note 11 to the unaudited interim condensed financial statements for additional information.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Change	% Change
Revenue	$67,933	$61,173	$6,760	11%
Cost of goods sold	11,545	10,659	886	8%
Gross profit	56,388	50,514	5,874	12%
Operating expenses:
Sales and marketing	34,876	33,919	957	3%
Research and development	20,253	20,861	(608)	(3)%
General and administrative	14,087	14,708	(621)	(4)%
Total operating expenses	69,216	69,488	(272)	—%
Loss from continuing operations	(12,828)	(18,974)	6,146	(32)%
Interest income	1,599	2,178	(579)	(27)%
Interest expense	(4,625)	(5,857)	1,232	(21)%
Other income (expense), net	(370)	(486)	116	(24)%
Net loss and comprehensive loss from continuing operations	(16,224)	(23,139)	6,915	(30)%
Net income from discontinued operations	37	4,403	(4,366)	(99)%
Net loss and comprehensive loss	$(16,187)	$(18,736)	$2,549	(14)%
Revenue
Revenue increased by $6.8 million, or 11%, to $67.9 million for the nine months ended September 30, 2026, compared to $61.2 million for the nine months ended September 30, 2025. The increase in revenue was primarily due to an increase in the number of RNS System units sold, partially offset by a $1.1 million decrease in service revenue. All of our revenue, with the exception of $1.1 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively, was generated from sales in the United States.
Cost of Goods Sold and Gross Margin
Cost of goods sold increased by $0.9 million, or 8%, to $11.5 million for the nine months ended September 30, 2026, compared to $10.7 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in the number of RNS System units sold. As a result, our gross margin increased from 82.6% for the nine months ended September 30, 2025 to 83.0% for the nine months ended September 30, 2026.
Sales and Marketing Expenses
Sales and marketing expenses increased by $1.0 million, or 3%, to $34.9 million for the nine months ended September 30, 2026, compared to $33.9 million for the nine months ended September 30, 2025, primarily due to an increase of $0.4 million in marketing expenses, including travel, an increase of $0.2 million in software and licenses, and an increase of $0.4 million in personnel-related and other expenses.
Research and Development Expenses
Research and development expenses decreased by $0.6 million, or 3%, to $20.3 million for the nine months ended September 30, 2026, compared to $20.9 million for the nine months ended September 30, 2025, primarily due to a decrease of $0.6 million in personnel-related expenses resulting from decreases in variable compensation and stock-based compensation, partially offset by increase in headcount.

General and Administrative Expenses
General and administrative expenses decreased by $0.6 million, or 4%, to $14.1 million for the nine months ended September 30, 2026, compared to $14.7 million for the nine months ended September 30, 2025, primarily due to a decrease of $0.5 million in recruiting fees and a decrease of $0.1 million in personnel-related expenses, including variable compensation.
Interest Expense and Income
Interest expense decreased to $4.6 million for the nine months ended September 30, 2026, compared to $5.9 million for the nine months ended September 30, 2025, due to the lower annual effective interest rate pursuant to the MidCap Term Loan compared to the CRG Term Loan. Interest income decreased by $0.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower cash and cash equivalents balances.
Other Income (Expense), net
Other income (expense), net decreased by $0.1 million to $(0.4) million for the nine months ended September 30, 2026, compared to $(0.5) million for the nine months ended September 30, 2025, primarily due to a loss on extinguishment of the CRG Term Loan of $0.5 million in the nine months ended September 30, 2025 and an unrealized loss from short-term investments of $0.4 million in the nine months ended September 30, 2026.
Net Income from Discontinued Operations
Net income from discontinued operations decreased by $4.4 million to less than $0.1 million for the nine months ended September 30, 2026, compared to $4.4 million for the nine months ended September 30, 2025. The decrease was attributable to the cessation of DIXI Medical product sales on December 31, 2025 in connection with the expiration of the Distribution Agreement. Refer to Note 11 to the unaudited interim condensed financial statements for additional information.
Liquidity and Capital Resources
We have financed our operations primarily through sales of our products, issuance of equity securities and debt financing. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $49.2 million and $59.2 million outstanding under the MidCap Term Loan, net of debt discount and issuance costs.
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
MidCap Term Loan
In June 2025, we entered into a credit, security and guaranty agreement, or Credit Agreement, by and among us, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer and the financial institutions and other entities from time to time party thereto, and borrowed $60.0 million, or MidCap Term Loan. The Credit Agreement also provided for a revolving credit facility in an aggregate principal amount not to exceed $15.0 million, or the Revolver, and together with the MidCap Term Loan, the Loans. The Revolver has not been drawn upon as of September 30, 2026.
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
Material Cash Requirements
We have future minimum payments for the MidCap Term Loan totaling $82.7 million, with $5.7 million due within twelve months of September 30, 2026. In addition, we lease our office and manufacturing facilities in Mountain View, California under a non-cancelable operating lease which expires in June 2030. Future minimum lease payments under non-cancelable operating leases were $12.1 million as of September 30, 2026. See Notes 5 and 6 to our unaudited interim condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(12,566)	$(11,512)
Investing activities	(258)	(235)
Financing activities	1,487	18,965
Net increase (decrease) in cash and cash equivalents	$(11,337)	$7,218

Cash Flows Used in Operating Activities
Net cash used in operating activities was $12.6 million for the nine months ended September 30, 2026. Cash used in operating activities was primarily a result of the net loss of $16.2 million, adjusted for non-cash charges of $9.7 million and change in operating assets and liabilities of $6.1 million. The non-cash charges primarily consisted of $7.0 million of stock-based compensation, $1.4 million of amortization of right-of-use assets, and $0.4 million of unrealized loss on short-term investments. The change in operating assets and liabilities was primarily due to a decrease in accrued liabilities of $3.0 million largely due to accrued payroll and personnel expenses, and a decrease in operating lease liabilities of $1.6 million, partially offset by an increase in accounts payable of $1.0 million primarily due to the timing of payments to our vendors.
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
Cash Flows Used in Investing Activities
Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026, and primarily consisted of purchases of property and equipment.
Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2025, and primarily consisted of purchases of property and equipment.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2026, which primarily consisted of proceeds from the issuance of common stock under employee plans of $1.9 million, partially offset by taxes withheld and paid related to net share settlement of equity awards of $0.3 million and annual debt fee of $0.2 million.
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
Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K

filed with the SEC on March 3, 2026. There were no material changes to these accounting policies during the three months ended September 30, 2026.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $49.2 million, compared to $61.1 million at December 31, 2025, consisting of interest-bearing money market funds and fixed income mutual funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents and short-term investments, an immediate 10% change in interest rates would not have a material effect on the fair value of our cash equivalents and short-term investments.
We do not believe that inflation, interest rate changes or exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Changes in staffing levels and leadership at the FDA could create delays in its response to and review of our submissions for indication expansion, harming our growth potential and long range financial plans;
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
•We rely on the proper function, security and availability of our information technology systems and data, as well as those of third parties throughout our supply chain and our customer base, to operate our business, and a security breach, cyber-attack or other disruption to these systems or data could materially and adversely affect our business, results of operations, financial condition, cash flows, reputation or competitive position;
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
Primary care physicians, neurologists, and other healthcare providers may continue to prefer traditional treatments, such as additional attempts to treat with new therapeutic drugs that become available from time to time, allowing their continued management of the patient’s care. If we are unable to educate clinicians to follow national guidelines, which recommend that patients whose seizures have not been brought under control after three months of care by a primary care physician or after 12 months of seeing a general neurologist be referred to a CEC, or that patients that are considered drug resistant because they failed to achieve sustained seizure freedom after trying two antiseizure medications be referred to a tertiary epilepsy center to evaluate potential interventions, or if we are unable to convince them as to the merits of our RNS System inside a CEC or in the community setting, we may be unable to successfully build our patient pipeline. This could harm our business, financial condition and results of operations.
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
As of September 30, 2026, we had 216 employees. As our sales and marketing strategies evolve and as we continue operating as a public company, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:
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
If our NAUTILUS Study and our retrospective, observational, real-world evidence study AURORA do not produce results necessary to support regulatory clearance or approval to expand our indications to include patients with drug-resistant IGE as well as patients age 12 to 17 with drug-resistant focal epilepsy, we will be unable to obtain and maintain necessary approvals to expand our indications to include these patients in accordance with our expected timelines, which could harm our growth potential. Furthermore, we could incur substantial costs and the attention of management could be diverted throughout this process. Cuts and staffing changes at the FDA could further delay our efforts to expand indications by creating significant and costly delays in the review process for our regulatory submissions; these delays would negatively impact our growth potential and ability to expand our market reach according to our financial plans.
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
Our RNS System is not yet widely available for sale in any other territory outside the United States. While we may pursue regulatory and reimbursement approval pathways more broadly outside of the United States, sales of our RNS System outside of the United States will be subject to foreign regulatory requirements governing clinical studies and marketing approval, as well as additional post-approval requirements. We would incur substantial expenses in connection with any international expansion. Additional risks related to operating in foreign countries include:
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
Our research, development and manufacturing operations involve the use of hazardous substances, and we are subject to a variety of federal, state and local environmental laws and regulations relating to the storage, use, handling, generation, manufacture, treatment, discharge and disposal of hazardous substances. Our products may also contain hazardous substances, and they are subject to laws and regulations relating to labeling requirements and to their sale, collection, recycling, treatment, storage and disposal. Compliance with these laws and regulations may be expensive and noncompliance could result in substantial fines and penalties. Environmental laws and regulations also impose liability for the remediation of releases of hazardous substances into the environment and for personal injuries resulting from exposure to hazardous substances, and they can give rise to substantial remediation costs and to third-party claims, including for property damage and personal injury. Liability under environmental laws and regulations can be joint and several and without regard to fault or negligence, and they tend to become more stringent over time, imposing greater compliance costs and increased risks and penalties associated with violations. We cannot be certain that violations of these laws and regulations, or releases of or exposure to hazardous substances, will not occur in the future or have not occurred in the past, including as a result of human error, accidents, equipment failure or other causes. The costs of complying with environmental laws and regulations, and liabilities that may be imposed for violating them, or for remediation obligations or responding to third-party claims, could negatively affect our business, financial condition and results of operations.
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
Because of our limited international sales, our business is subject to various anti-bribery and anti-corruption laws, such as the FCPA and similar laws around the world. These laws generally prohibit companies and their employees and intermediaries from directly or indirectly offering, providing, promising, authorizing or making improper payments or providing anything of value to government officials and other persons for the purpose of obtaining or retaining business or gaining any advantage. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of a company and to devise and maintain an adequate system of internal accounting controls. We face significant risks if we, which includes our third-party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, we may have to incur substantial costs to enhance our controls if we begin doing business outside the United States, and even so, such compliance measures ultimately may not be effective in prohibiting our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law.
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
We are dependent on complex information technology systems for the functioning of our business, including the manufacture, distribution and maintenance of our products, as well as for accounting, data storage, compliance, purchasing and inventory management purposes. We process and collect data about trial participants in connection with clinical trials and patient data, such as detailed recordings of iEEGs to help clinicians make more informed treatment decisions and optimize their patients’ care. These data are recorded by our RNS System and can be viewed by the physician during regular patient visits using the Physician Tablet or on demand through a secure website that is now located in the cloud. Further, in addition to clinical trial and patient data, we and the third parties with whom we work process a growing volume of personal information and confidential, proprietary and sensitive information, which include procedure-based information and sensitive healthcare data, financial information, and insurance information (collectively, sensitive information).
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
Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We currently maintain a cybersecurity insurance policy that includes business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, or will cover all potential claims to which we are exposed and may not be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Therefore, failure to maintain or protect our information systems and data integrity effectively could harm our business, financial condition, and results of operations.
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
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection in one, several, or all geographies. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. As such, we cannot be certain that we were the first to make the inventions claimed in any of our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents covering technology that we license from or license to third parties. Therefore, these and any of our patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Furthermore, our license agreements may be terminated by the licensor. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship and the like, although we are unaware of any such defects that we believe are of importance. If we or any of our current or future licensors or licensees fail to obtain, maintain, protect, enforce or defend such patents and other intellectual property rights, such rights may be reduced or eliminated. If any of our current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may harm our business.
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
Certain of our patents are, and our future owned and in-licensed patents may be, discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
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
We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as in the United States. While we do not currently operate outside of the United States other than limited sales through a distributor, these products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries, which may impede on our ability to grow outside of the United States.
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
The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Additionally, USPTO proceedings provide a venue for challenging the validity of patents at a cost much lower than district court litigation and on much faster timelines. This lower-cost, faster and potentially more potent tribunal for challenging patents could itself increase the likelihood that our own patents will be challenged. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.
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
We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future. For the nine months ended September 30, 2026 and 2025, we reported net losses of $16.2 million and $18.7 million, respectively. As a result of these losses, as of September 30, 2026, we had an accumulated deficit of approximately $568.6 million. We expect to continue to incur significant business expenses as we continue to enhance our efforts to promote our brand, increase sales, improve therapy effectiveness, enhance the patient and provider experience, and expand the population of eligible patients. In addition, we expect our general and administrative expenses to increase as we continue to operate as a public company. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue and improve our gross margins in order to achieve and sustain profitability. It is possible that we will not achieve profitability or that, even if we do achieve profitability, we may not remain profitable for any substantial period of time. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.
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
Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our continued business operations and growth, respond to business challenges or opportunities, enhance our products, expand the population of eligible patients, and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2026 and 2025, our net cash used in operating activities was $12.6 million and $11.5 million, respectively. As of September 30, 2026, we had $49.2 million of cash, cash equivalents and short-term investments and $16.1 million in current liabilities.
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
We have incurred operating losses to date and it is possible we may never generate a profit. Additionally, our obligations under the MidCap Term Loan Agreement are collateralized by substantially all of our assets, including our material intellectual property, and we are subject to customary financial and operating covenants limiting our ability to engage in various activities, which management may deem important for the business. The covenants related to the MidCap Term Loan Agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. While we have not previously breached and are not currently in breach of these or any other covenants contained in our MidCap Term Loan Agreement, there can be no guarantee that we will not breach these covenants in the future. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under the loan agreement. If not waived, future defaults could cause all of the outstanding indebtedness under the term loan agreement to become immediately due and payable and terminate commitments to extend further credit. If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, our assets could be foreclosed upon and we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business.
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
As of September 30, 2026, there were 3.7 million shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock units, or RSU, awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options and upon the settlement of RSU awards for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to compliance with applicable securities laws. Including the aforementioned outstanding equity awards, as of September 30, 2026, there were approximately 7.9 million shares of common stock reserved for future issuance under our equity incentive plans which may become available for public resale to the extent we issue future equity incentive awards pursuant to these plans and such awards vest and are exercised or settle according to their terms.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based on the number of shares of common stock outstanding as of September 30, 2026, our executive officers, directors and current beneficial owners of 5% or more of our common stock, in the aggregate, beneficially own, approximately 61.5% of our common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders and they may want us to pursue strategies that deviate from the interests of other stockholders.
Our stock price has been volatile, an active or liquid market in our common stock may not be sustainable and the value of our common stock may decline.
Historically, our stock price has been volatile. During the nine months ended September 30, 2026, our stock traded as high as $19.60 per share and as low as $12.47 per share. An active or liquid market in our common stock may not be sustainable and the market price of our common stock may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the first fiscal year after our annual gross revenues exceed $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We anticipate the loss of emerging growth company status on December 31, 2026.
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
We are required pursuant to Section 404 of the Sarbanes-Oxley Act to include in our annual reports a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or the SEC, following the date we are no longer an emerging growth company, and no longer qualify for certain scaled disclosure requirements as a smaller reporting company. We expect such attestation to start in 2027. While we have begun the costly and challenging process of compiling the system and process documentation necessary to perform such evaluation required by our auditors under Section 404, we currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated the contracts, instructions, or written plans for the purchase or sale of our securities set forth in the table below:

Name and Position	Action	Adoption/Termination Date	Type of Trading Arrangement: Rule 10b5-1(1)	Total Shares of Common Stock to be Sold	Expiration Date
Renee Ryan, Director	Adoption	September 3, 2026	X	34,210	December 31, 2027
Martha Morrell, Chief Medical Officer	Adoption	September 15, 2026	X	65,000(2)	December 31, 2027
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on November 12, 2026.

NEUROPACE, INC.

By:	/s/ Joel Becker
Joel Becker
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patrick F. Williams
Patrick F. Williams
Chief Financial Officer (Principal Financial and Accounting Officer)